Form 10-K/A
period 1993-06-25
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-01-06
CIK 726977

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 1993, Commission file number 33-4649

                     RODMAN & RENSHAW CAPITAL GROUP, INC.

             (Exact name of Registrant as specified in its charter)

            Delaware                                       36-3111956
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

120 S. LaSalle Street, Chicago, Illinois                                 60603
Address of principal executive offices                                  Zip Code

Registrant's telephone number, including area code              (312) 977-7800


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered

Common Stock, par value $0.09 per share                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  As of November 1, 1993, 4,380,217 shares of Common Stock, par value $0.09 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on November 1, 1993, which was $7.625) was $28,727,000.

                      Documents Incorporated By Reference

                                      NONE

                                                              Page 1 of 12 Pages

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information concerning the age, current positions with the Company, and term of office as a director and period of service as such, for all of the directors of the Company, as of November 1, 1993:

                                                       Year Became
                                                       A Director
                                                       (Expiration
                                                       of Current
Name                              Age                     Term)             Office & Title
- ----                              ---                  ------------         --------------
Vaughn R. Blake                    43                      1992             Director
                                                          (1995)

Victor C. Chigas                   66                      1989             Executive Vice President and
                                                          (1994)            Director

Mark J. Grant (1)                  42                      1991             Executive Vice President and
                                                          (1995)            Director

Lawrence R. Helfand                57                      1981             Executive Vice President and
                                                          (1993)            Director

Jonathon D. Kantor                 38                      1993             Director
                                                          (1993)

Kenneth M. Karmin                  32                      1990             Director
                                                          (1993)

Kurt B. Karmin                     65                      1988             Chairman of Board of Directors
                                                          (1995)            and Chief Executive Officer

Scott H. Lang                      46                      1985             Executive Vice President and
                                                          (1994)            Director

Norman E. Mains                    50                      1991              President, Chief Operating
                                                          (1994)            Officer and Director

Gregory P. Quinlivan               33                      1992             Secretary, General Counsel,
                                                          (1993)            Executive Vice President and
                                                                            Director


Peter J. Schild                    46                      1993             Chief Financial Officer,
                                                          (1994)            Executive Vice President and
                                                                            Director

(1) Served previously as a director of the Company from 1987 to 1988.

Information is furnished below concerning the business experience of directors and executive officers, including the period of service of executive officers.

         Vaughn R. Blake has served since 1987 as a Managing Director for Creditanstalt International Advisers, Inc., an investment banking subsidiary of Creditanstalt-Bankverein, which provides corporate finance advisory, securities brokerage and money management services.

         Victor C. Chigas has served since June 1991 as an Executive Vice President of the Company and Rodman & Renshaw, Inc. ("Rodman"), a wholly-owned subsidiary of the Company, having served previously as a Senior Vice President of both companies since 1988. Prior to such time, Mr. Chigas was a Senior Vice President of the Investment Management Group of Drexel Burnham Lambert Inc.

         Mark J. Grant served as a Senior Vice President of the Company and Rodman from 1987 to 1989, and has served as an Executive Vice President of the Company and Rodman since then. Mr. Grant has also served as Managing Director of Rodman's Fixed Income Department since 1990.

         Lawrence R. Helfand has served as an Executive Vice President of the Company and Rodman since 1988, and was a Senior Vice President prior thereto. Mr. Helfand is also Rodman's Managing Director of Retail Sales.

         Jonathon D. Kantor is a partner with the law firm of Shea & Gould, a nationwide law firm headquartered in New York City. Mr. Kantor has been with that firm since 1980. Mr. Kantor also serves on the board of directors of First City Industries, Inc. and the American Symphony Orchestra.

         Kenneth M. Karmin has served as a managing director with Credit Agricole since August 1993. From 1988 to 1993 Mr. Karmin served as a Senior Vice President of the Company and Rodman, and was also Managing Director of Rodman's Financial Futures and Options Department. Prior to such time, Mr. Karmin was employed by Drexel Burnham Lambert Inc., as a First Vice President in its Institutional Financial Futures Division.

         Kurt B. Karmin has served as Chairman of the Board of Directors and Chief Executive Officer of the Company and Rodman since 1990. From 1988 to 1990, Mr. Karmin served as a Vice Chairman of the Company and Rodman, and President of the Company. Prior to joining the Company and Rodman, Mr. Karmin was a Senior Vice President in charge of Midwest Operations for Drexel Burnham Lambert Inc.

         Scott H. Lang has served as an Executive Vice President of the Company and Rodman since 1988, and was a Senior Vice President prior thereto. Mr. Lang is also Managing Director of Rodman's Investment Banking Department, and a director of Pacific International Services Corp.

         Norman E. Mains has served as President and Chief Operating Officer of the Company and Rodman since March, 1991. Prior thereto, Mr. Mains served as Executive Vice President for the firm of Bateman Eichler, Hill Richards, Inc., from 1988 to 1991. Mr. Mains also served as First Vice President and Director of Research for Drexel Burnham Lambert Inc. from 1982 to 1988. Mr. Mains is also a director of Suncoast Savings & Loan Association, Hollywood, Florida.

         Gregory P. Quinlivan has served since 1991 as Secretary and General Counsel of the Company and Rodman. Mr. Quinlivan previously was Senior Attorney for the Chicago Board of Trade from 1989-1991 and an enforcement attorney for the Securities and Exchange Commission from 1987-1989.

         Frederick G. Uhlmann, age 63, has served as an Executive Vice President of the Company and Rodman since 1990, and previously served as a Senior Vice President since joining the Company and Rodman since 1988. He was a director of the Company from 1989 until 1993. Mr. Uhlmann has also served as Managing Director of Rodman's Commodities Department in 1988. Prior to joining the Company and Rodman, Mr. Uhlmann was a Senior Vice President with Bear, Stearns & Co. Inc.

         Peter J. Schild has served as Executive Vice President and Chief Financial Officer of the Company and Rodman since 1992. Prior to joining the Company and Rodman, Mr. Schild served as Senior Vice President and Treasurer of Drexel Burnham Lambert Inc. from 1987 to 1992.

         All officers of the Company serve at the discretion of the Board of Directors. Certain of the Company's executive officers and directors serve as officers and directors of other subsidiaries of the Company not specified in the preceding discussion. There is no family relationship among any of the executive officers or directors of the Company, except that Kenneth M. Karmin is the son of Kurt B. Karmin.

         On November 16, 1993, Mr. Kurt B. Karmin stepped down as Chief Executive Officer, while remaining as Chairman of the Board, and Mr. Norman E. Mains was elected to the additional position of Chief Executive Officer.

ITEM 11.          EXECUTIVE COMPENSATION

         Historically, the Company's executive officers have been paid principally through commissions and incentives on a production basis, with the exception of executive officers having substantial administrative responsibilities.

         The following table sets forth information concerning the compensation for each of the registrant's last three completed fiscal years of those persons (the "named executive officers") who were, at June 25, 1993 (i) the chief executive officer and (ii) the other four most highly compensated executive officers.
                      SUMMARY EXECUTIVE COMPENSATION TABLE

                                                                                                Long-Term
                            Fiscal                       Annual Compensation                  Compensation
                             Year          -----------------------------------------------    ---------------
         Name and            Ended                                            Other Annual        Stock                    All Other
    Principal  Position      June:         Salary       Bonus (2)         Compensation (3)       Options            Compensation (4)
    -------------------      ----          ------       ---------         ----------------       -------            ----------------
 Kurt B. Karmin (1)           1993        $75,000         $40,083                 $236,697        15,000                     $16,263
 Chairman of the Board        1992         75,000          72,000                  294,769         -0-
 of Directors and Chief       1991         75,000             -0-                  338,556        20,000
 Executive Officer

 Victor C. Chigas             1993            -0-          56,741                1,164,444        14,000                      47,686
 Executive Vice               1992            -0-             -0-                  984,093         -0-
 President                    1991            -0-             -0-                  437,884        4,300

 Mark J. Grant                1993        100,000         125,000                  443,969        15,000                      21,862
 Executive Vice               1992         82,500         230,150                  165,994         -0-
 President                    1991         70,833          35,967                  246,298        5,000

 Norman E. Mains (1)          1993        275,000          40,083                      166        12,000                      17,546
 President and Chief          1992        258,333          98,000                      162        50,000
 Operating Officer            1991(5)      87,179             -0-                      -0-         -0-

 Kenneth M. Karmin            1993            -0-          50,441                  323,239         -0-                        85,744
 Senior Vice President        1992            -0-             -0-                  379,217        12,500
                              1991            -0-             -0-                  363,549         -0-

(1) On November 16, 1993, Mr. Kurt B. Karmin stepped down as Chief Executive Officer, while remaining as Chairman of the Board, and Mr. Norman E. Mains was elected to the additional position of Chief Executive Officer.

(2) Bonuses are based on profitability of the specific department or area, or multiple departments or areas, over which the executive has direct responsibility.

(3) These amounts primarily consist of commissions earned from securities and commodities transactions, and include amounts voluntarily deferred under the Company's Voluntary Deferred Compensation Plan.

(4) Amounts included under "All Other Compensation" consist of (i) Company matching funds under the Company's Retirement and Savings Plan (Mr. Kurt B. Karmin, $873, Mr. Chigas, $873, Mr. Grant, $873, Mr. Mains, $873, and Mr. Kenneth M. Karmin, $0.00); (ii) the Company's contributions to the Supplemental Executive Retirement Plan (Mr. Kurt
         B. Karmin, $15,390, Mr. Chigas,

         $46,813, Mr. Grant, $20,989, Mr. Mains, $16,673 and Mr. Kenneth M.
         Karmin $0.00); and (iii) in the case of Mr. Kenneth M. Karmin, includes $64,000 in relocation and living expenses arising from his assignment in London.

         In accordance with the transitional provisions of the rules on executive officer compensation adopted by the Securities and Exchange Commission, "All Other Compensation" information is excluded for the Company's 1992 and 1991 fiscal years.

(5)      Mr. Mains joined the Company on February 25, 1991.

                        OPTION GRANTS IN THE FISCAL YEAR
                              ENDED JUNE 25, 1993

         The following table presents information as to stock option awards to each of the named executive officers during the fiscal year ended June 25, 1993. No stock appreciation rights were granted.



                                                                            Potential Realizable Value at
                                                                            Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
                                      Individual Grants                     Term (1)
 -----------------------------------------------------------------------    -----------------------------

                                   % of Total
                                   Options
                        Options    Granted to      Exercise
                        Granted    Employees in    Price       Expiration
 Name                   (#)2       Fiscal Year     ($/SH)      Date         5%                    10%
 ----                   ----       ------------    --------    ----------   ----                  ---
 Kurt B. Karmin         15,000     3.9%            $5.00       5-10-98      $60,143        $128,671

 Victor C. Chigas       14,000     3.6%             5.00       5-10-98      $56,134        $120,093

 Mark J. Grant          15,000     3.9%             5.00       5-10-98      $60,143        $128,671

 Norman E. Mains        12,000     3.1%             5.00       5-10-98      $48,115        $102,937

 Kenneth M. Karmin        --       --               --         --           --             --


(1) The dollar amounts in these columns project the amount that could be earned if the Common Stock appreciates at the annual rates indicated from the date of grant and if the options are held until the expiration dates shown. These rates of appreciation are specified by the applicable rules of the Securities and Exchange Commission and are not intended to forecast possible future actual appreciation, if any, in the Company's stock prices.

(2) Options granted vest at 20% per year cumulatively and are exercisable upon vesting.

       AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JUNE 25, 1993
                       AND OPTION VALUES AT JUNE 25, 1993

         The following table provides information as to the value of the options held by each such executive officer at June 25, 1993. No options were exercised by the named executive officers during the fiscal year ended June 25, 1993. The Company has not granted stock appreciation rights.



                                                                                                     Value of
                                                                     Number of                    Unexercised
                                                                     Unexercised                 In-the-Money
                                                                     Options                      Options at
                                                                     at FY-End (#)                  FY-End(1)

                         Shares Acquired                             Exercisable/                Exercisable/
 Name                    on Exercise (#)       Value Realized        Unexercisable              Unexercisable
 ----                    ---------------       --------------        -------------              -------------
 Kurt B. Karmin                   -                     -            43,000/27,000             $6,000/$20,250

 Victor C. Chigas                 -                     -            16,720/16,580               1,290/12,435

 Mark J. Grant                    -                     -            27,000/18,000               1,500/13,500
 Norman E. Mains                  -                     -            35,000/27,000              26,250/20,250

 Kenneth M. Karmin                -                     -            20,000/75,000                3,750/5,625


(1)      Based on a closing stock price of $5.75 per share on June 25, 1993.



REMUNERATION OF DIRECTORS

         Directors who are not otherwise employed by the Company or any of its subsidiaries are entitled to receive an annual retainer of $5,000 and $200 for each meeting of the Board of Directors and any committee thereof attended by them. Directors who are otherwise employed by the Company or a subsidiary of the Company are not entitled to any additional compensation for serving as directors.


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         Pursuant to a Severance Agreement dated June 29, 1993 entered into between Kenneth M. Karmin and the Company's subsidiary, Rodman & Renshaw, Inc. ("Rodman"), in connection with the sale of Rodman's United Kingdom branch to Credit Agricole Futures, SNC,

Mr. Karmin has been paid $135,000 (excluding compensation to which he was otherwise entitled for his services until his resignation on August 20, 1993, as an employee of Rodman).

         On June 28, 1993, the Company entered into a Change of Control Employment Agreement with Norman E. Mains, its President and Chief Operating Officer and a director (the "Employment Agreement"). (On November 16, 1993, Mr. Mains was elected to the additional position of Chief Executive Officer.) The Employment Agreement provides that in the event that there is a Change of Control (as defined therein), which would occur upon consummation of the Offer (see Item 12(c)), the Company agrees to employ Mr. Mains until June 30, 1995 (the "Employment Period") and he agrees to continue his employment with the Company until at least one year after the Change of Control. During the Employment Period, the Company may terminate him for "Cause", which includes the commission of any felony, the habitual neglect of duties (other than on account of disability), willful breach of duty in the course of employment and inability to perform due to habitual alcohol or drug addiction. Mr. Mains may terminate his employment during the Employment Period for "Good Reason", which includes the assignment to him of duties other than senior executive and administrative duties at least commensurate in all material respects with his experience and abilities or the Company's requiring him to be based at a location which is more than 25 miles from the location where he was employed before the Change of Control.

         The Employment Agreement provides that Mr. Mains would be paid an annual base salary during the Employment Period in an amount at least equal to 12 times his highest monthly base salary during the 12-month period before the Change of Control. (See "Summary Executive Compensation Table" for information concerning Mr. Mains' past compensation.) In addition to the base salary, Mr. Mains would be entitled to a bonus for each fiscal year within the Employment Period in an amount equal to 2% of Pre-Tax Income (as defined in the Employment Agreement) of the Company. If Mr. Mains' employment is terminated without Cause or he terminates employment for Good Reason, then he is entitled to receive his base salary, bonus and benefits as if he had remained employed throughout the Employment Period (at the times he would have been entitled to receive such amounts).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Victor C. Chigas and Mr. Norman E. Mains, who served during the fiscal year ended June 25, 1993, as members of the Compensation Committee, were each, during the fiscal year, executive officers of the Company.

Mr. Vaughn R. Blake, a director of the Company, who served during the fiscal year ended June 25, 1993, as a member of the Company's Compensation Committee, is a managing director for Creditanstalt International Advisers, Inc., an investment banking subsidiary of Creditanstalt-Bankverein, which entered into a lease of office space to the Company in November 1992 for a five year term, at a monthly rental of approximately $12,000 subject to certain escalation provisions. Creditanstalt-Bankverein also made a $3.5 million subordinated loan to the Company in 1990 (simultaneously with an equity investment that has since been sold to an outside third party), bearing interest at a rate, at June 25, 1993, of LIBOR plus 3%, due in eight annual installments beginning October 1, 1993. During the fiscal year ended June 25, 1993, Creditanstalt-Bankverein received interest payments from the company aggregating $202,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         As of November 1, 1993, there were 4,380,217 shares of the Company's common stock outstanding. The following persons (and Mr. Kurt B. Karmin, information on whom is provided in Item 12(b)), were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:


Name and Address                              Number of Shares                       Percent of Total
- ----------------                              ----------------                       ----------------
Marshall S. Geller (1)
1875 Century Park East
Suite 1770
Los Angeles, CA 90067                                 436,130                                  9.96%


Josephthal Holdings Inc. (2)
Attn:  Dan Purjes
200 Park Avenue
New York, NY 10166                                    339,700                                  7.76%


(1) Based upon information contained in Schedule 13D, as amended, dated September 15, 1993.

(2) Based upon information contained in Schedule 13D, as amended, dated October 19, 1993.

         (b)  Security Ownership of Management

The following table sets forth the beneficial ownership of the Company's common stock as of November 1, 1993 by each director, by each of the named executive officers, and by all directors and executive officers as a group:

 Name                                 Number of Shares (1)                 Percent of Total (2)
 ----                                 --------------------                 --------------------
 Vaughn R. Blake                      -0-                                  -0-

 Victor C. Chigas                     95,087                               2.16%

 Mark J. Grant                        84,577                               1.92%

 Lawrence R. Helfand                  32,100                               *

 Jonathon D. Kantor                   -0-                                  -0-

 Kenneth M. Karmin                    135,589                              3.08%

 Kurt B. Karmin(3)                    314,200                              7.10%

 Scott H. Lang                        71,110                               1.61%

 Norman E. Mains                      62,500                               1.42%

 Gregory P. Quinlivan                 2,800                                *

 Peter J. Schild                      18,000                               *

 All directors and officers as a      841,963                              18.18%
 group.  (12 persons, including
 those persons named above)
* LESS THAN 1%

(1) Includes 250,820 shares of Common Stock of the Company subject to stock options immediately exercisable (or exercisable within 60 days after November 1, 1993) under the Company's Incentive Stock Option Plan. Of those, options on 43,000 shares were held by Kurt B. Karmin, 16,720 by Mr. Chigas, 27,000 by Mr. Grant, 32,100 by Mr. Helfand, 20,000 by Kenneth M. Karmin, 30,200 by Mr. Lang, 35,000 by Mr. Mains, 2,800 by Mr. Quinlivan and 18,000 by Mr. Schild.

(2) Pursuant to the requirements of Rule 13d-3d(1) promulgated under the Securities Exchange Act of 1934, percentage ownership is calculated as if the shares subject to immediately exercisable stock options (including options which became exercisable within sixty days) held by the persons identified in the above table had been issued to them and were outstanding as of November 1, 1993, or within sixty days thereafter.

(3) The address of Mr. Kurt B. Karmin, the beneficial owner of more than 5% of the Common Stock of the Company, is 120 South LaSalle Street, Chicago, Illinois, 60603.


        (c)  Change In Control

        Pursuant to an Acquisition Agreement dated November 17, 1993 ("Acquisition Agreement") among Abaco Grupo Financiero, S.A. de C.V. ("Parent"), Parent's majority owned subsidiary, Abaco Casa de Bolsa, S.A. de C.V., ("Purchaser") and the Company, Purchaser has agreed to commence a tender offer ("the Offer") within five business days for approximately 51% of the outstanding shares of the Company, increased by the number of vested options not cancelled pursuant to the Acquisition Agreement, upon payment of the difference between the per share price of $10.50 to be paid in the Offer and
the exercise price.   Consummation of the Offer is subject to various
conditions, including a minimum tender of at least 51% of the outstanding shares of the Company or such smaller number of shares as would result (together with the purchase at the Offer price of up to 220,000 shares of the Company's common stock from the Company), in Purchaser becoming the owner of at least 51% of the Company's outstanding common stock. Other conditions to the Offer include the absence of any material adverse changes in the Company's business, necessary United States and Mexican regulatory approvals, and other conditions typical in transactions of this type. There can be no assurance that the Offer will be consummated.

        The Acquisition Agreement provides that on consummation of the Offer, the Company will take action to amend its bylaws to (A) provide for not less than 11 and not more than 21 directors, (B) eliminate the staggered board provisions, (C) provide that directors must be Independent Directors (as defined below), Parent Directors (as defined below), or employees of the Company or its affiliates and (D) provide that the term of any director who ceases to qualify as provided in clause (C) will terminate. The Company has agreed to cause the Board of Directors on consummation of the offer to consist of 11 Parent Directors, 2 Independent Directors, and 8 Company Directors (as defined below). "Parent Directors" will be such persons as are designated by Parent, as such designation may change from time to time. "Company Directors" will initially be Messrs. Kurt B. Karmin, Victor C. Chigas, Mark J. Grant, Lawrence R. Helfand, Scott H. Lang, Norman E. Mains, Gregory P. Quinlivan and Peter J. Schild (each of whom is currently a director and executive officer of the Company); provided that in the event that any of such initial directors resigns or otherwise ceases to be a director for any reason, then, during the three years after consummation of the offer, the other Company Directors will have the right, by majority vote, to designate a replacement for such director except in situations involving reduction of the number of directors, which during such period will in no event reduce the number of Company Directors below three. An "Independent Director" means any person designated by Parent who (i) is in fact independent and qualifies as an independent director in accordance with the New York Stock Exchange rules, (ii) is not connected with Parent or the Company or any of their respective affiliates as an officer, employee, trustee, partner, director (other than of the Company) or person performing similar functions and (iii) has not been employed by the Company or any of its subsidiaries during the preceding year.


ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a matter of policy, the Company does not intend to make any loans to directors or executive officers of the Company other than in margin transactions conducted in the ordinary course of the business. Directors and executive officers of the Company maintain margin accounts with Rodman pursuant to which Rodman may make loans for the purchase of securities. All margin loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

See also "Compensation Committee Interlocks and Insider Participation."


                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  RODMAN AND RENSHAW CAPITAL GROUP, INC.




              By  PETER J. SCHILD
                  Peter J. Schild
                  Executive Vice President and Chief Financial Officer