Form 10-Q
period 1993-12-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-02-15
CIK 726977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the fiscal quarter ended December 31, 1993
                             -----------------

Commission file number 33-4649
                       ------------------------------------

     Rodman & Renshaw Capital Group, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


    Delaware                                  36-3111956
- ------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


120 South LaSalle Street, Chicago, Illinois         60603
- ------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                     (312) 977-7800
- -----------------------------------------------------------------
(Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ----   ----

4,576,837 shares of Common Stock, par value $.09 per share, were outstanding at February 4, 1994.






                         Total Pages In This Report - 55

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition
December 31, 1993 (unaudited) and June 25, 1993.                              3

Condensed Consolidated Statements of Income (unaudited)
Three and six months ended December 31, 1993 and
December 31, 1992.                                                            4

Condensed Consolidated Statements of Cash Flows (unaudited)
Six months ended December 31, 1993 and December 31, 1992                      5

Notes to Condensed Consolidated Financial Statements
(unaudited) - December 31, 1993.                                              6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                        8


PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     11



SIGNATURES                                                                   13

EXHIBITS                                                                    E-1

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                   DECEMBER 31
                                                                      1993              JUNE 25
                                                                   (UNAUDITED)          1993
                                                                   ------------       --------
ASSETS
Cash                                                               $    1,996       $     1,121
Cash and short-term investments required to
 be segregated under federal regulations
 (including resale agreements:
 12/31/93-$45,000; 06/25/93-$52,241)                                   48,844            62,799
Receivables:
 Customers                                                             46,748            56,097
 Brokers, dealers and clearing organizations                          107,932           130,378
 Miscellaneous                                                         17,971             7,417
Securities inventory, at market                                        68,060            41,011
Memberships in security and commodity exchanges at cost,
(market value 12/31/93-$5,792; 06/25/93-$5,735)                         4,371             5,149
Furniture, fixtures and leasehold improvements,
 at cost, less accumulated depreciation and
 amortization (12/31/93-$2,161; 06/25/93-$1,702)                        2,852             3,609
Prepaid expenses and other assets                                       2,317             1,881
Recoverable income taxes                                                                    329
Deferred income taxes                                                   1,144               407
                                                                   ----------        ----------
                                                                   $  302,235       $   310,198
                                                                   ----------        ----------
                                                                   ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable to banks                                  $   36,393       $    38,562
Payables:
 Customers                                                            126,231           121,696
 Brokers,dealers and clearing organizations                            57,091            83,127
 Miscellaneous                                                          1,648             3,098
Securities sold but not yet purchased, at market                       31,717            15,751
Accrued commissions                                                     2,144             2,394
Accounts payable and accrued expenses                                   8,094             6,660
                                                                   ----------        ----------
                                                                      263,318           271,288
Liabilities subordinated to the claims of
 general creditors                                                      6,750             8,000

Stockholders' equity:
 Nonvoting preferred stock, $.01 par value: 5,000,000 shares
  authorized; none issued                                                   -                 -
 Common stock, $.09 par value: 20,000,000 shares
  authorized; 4,380,000 and 4,372,000 issued at
  12/31/93 and 6/25/93                                                    394               393
 Additional paid - in capital                                          14,814            14,774
 Retained earnings                                                     16,959            15,743

                                                                   ----------        ----------
                                                                       32,167            30,910
                                                                   ----------        ----------
                                                                   $  302,235           310,198
                                                                   ----------        ----------
                                                                   ----------        ----------

            See Notes to Condensed Consolidated Financial Statements

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                          DECEMBER 31          DECEMBER 31
                                       1993       1992       1993       1992
                                     ---------- ---------  ---------  ---------
REVENUES:
 Commissions                         $   8,065  $   9,511  $  15,745  $  18,683
 Principal                               9,111      8,652     19,244     15,819
 Interest                                2,509      2,733      4,830      5,293
 Fee Income                              3,370        675      5,986      1,047
 Other                                     386        379      3,533      1,058
                                     ---------  ---------  ---------  ---------
     TOTAL REVENUES                     23,441     21,950     49,338     41,900

EXPENSES:
 Employee compensation and benefits     15,267     12,181     28,536     23,734
 Commissions, floor brokerage
  and clearance                          2,130      2,109      4,048      4,315
 Interest                                1,554      1,853      2,991      3,374
 Occupancy and equipment                 1,455      1,631      2,928      3,240
 Communications                          1,482      1,667      3,055      3,312
 Other operating expenses                3,581      1,882      6,010      3,228
                                     ---------  ---------  ---------  ---------
TOTAL EXPENSES                          25,469     21,323     47,568     41,203

Income (loss) before cumulative
effect of change in accounting
for income taxes                     ---------  ---------  ---------  ---------
                                        (2,028)       627      1,770        697

Tax provision (Benefit)                   (385)       309        554        346
                                     ---------  ---------  ---------  ---------

Income (loss) before cumulative
effect of change in accounting
for income taxes                        (1,643)       318      1,216        351

Cumulative effect of change in
accounting for income taxes                  -          -          -         18

                                     ---------  ---------  ---------  ---------
NET INCOME (LOSS)                    $  (1,643) $     318  $   1,216  $     369
                                     ---------  ---------  ---------  ---------

Earnings Per Share Data:

Net income (loss) per share
 before cumulative effect of
 change in accounting for
 income taxes                           ($0.38)     $0.07      $0.28      $0.08

 Per share cumulative effect
 of change in accounting for
 income taxes                                -          -          -          -

Net income (loss) per share
and common share equivalent
 Simple                                 ($0.38)     $0.07      $0.28      $0.08
 Primary                                   N/A        N/A      $0.26        N/A

Weighted Average Shares
and Common Share Equivalents             4,380      4,365      4,377      4,365


            See Notes to Condensed Consolidated Financial Statements

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                        DECEMBER 31  DECEMBER 31
                                                            1993        1992
                                                        -----------  ----------
OPERATING ACTIVITIES
 Net Income                                             $    1,216   $      369
 Adjustments to reconcile net income to net cash
  flows from operating activities:
   Depreciation and amortization                               459          510
   Loss on sale of exchange memberships                         18
   Net change in certain assets and liabilities:
    Cash and short-term investments required to
     be segregated under federal regulations                13,955       (1,640)
    Receivables from and payables to customers,
     brokers, dealers and clearing organizations            10,294       (3,320)
    Miscellaneous receivables                              (10,554)     (15,645)
    Recoverable income taxes and income taxes payable         (408)        (159)
    Securities owned                                       (27,049)     (17,629)
    Prepaid expenses and other assets                         (436)        (239)
    Accounts payable and accrued expenses                    1,434          458
    Accrued commissions                                       (250)         (52)
    Miscellaneous payables                                  (1,450)      (4,262)
    Securities sold but not yet purchased                   15,966        9,703
                                                        ----------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     3,195      (31,906)

INVESTING ACTIVITIES
 (Purchase) sale of furniture, fixtures
  and leasehold improvements                                   298         (353)
 (Purchase) sale of memberships in security
  and commodity exchanges                                      760          (11)
                                                        ----------   ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                     1,058         (364)

FINANCING ACTIVITIES
 Net increase (decrease) in short-term notes
  payable to banks                                          (2,169)      34,268
 Payment of liabilities subordinated to claims
  of General Creditors                                      (1,250)        (500)
 Proceeds from exercise of stock options                        41
                                                        ----------   ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    (3,378)      33,768
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           875       (1,498)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,121        1,469
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    1,996   $    2,967
                                                        ----------   ----------
                                                        ----------   ----------

            See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION


The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 25, 1993.


NOTE B - CHANGES IN ACCOUNTING PRINCIPLES


The Company implemented two accounting changes and restated previously reported results for fiscal 1993. The Company changed its method of accounting for commission revenue and expenses for commodity transactions executed for introducing brokers. The net commission retained by Rodman is now recorded as revenue. Previously, the entire amount of commission charged to customers on introducing broker transactions was recognized as revenue, and amounts rebated to introducing brokers were recorded as commission expense. The Company believes that the change better reflects the true economic services provided in introducing brokers' activities. For the quarter ended December 31, 1992, commission revenue and commission expense were reduced by $1.43 million and $2.90 million, respectively, as a result of this change. The change did not affect net income. The second change was the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The six month period ended December 31, 1992 results were restated to reflect a cumulative tax benefit of $18,000, resulting in a restated six month net income of $369,000.


NOTE C - ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED


In fiscal 1995, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which will require the Company to classify all affected debt and equity securities as held-to-maturity, trading, or available-for-sale. All securities classified as trading or available-for-sale will be required to be recorded at market value. The Company does not believe that this statement will have a material impact on financial condition or results of operations.

NOTE D - TENDER OFFER


On December 22, 1993, Abaco Casa de Bolsa, a subsidiary of Abaco Grupo Financiero S.A. de C.V., consummated its tender offer for 51% of the sum of the number of shares of the Company's outstanding common stock and the number of vested employees stock options not cancelled by the Company pursuant to the November 17, 1993 Acquisition Agreement, at the purchase price of $10.50 per share in cash. Approximately 4.2 million shares or 96% of the Company's outstanding common stock were validly tendered by the December 21, 1993 expiration date. Abaco Casa de Bolsa accepted for payment approximately 2.4 million shares.

The Company also announced that its board of directors redeemed all rights outstanding under the Rights Agreement dated August 20, 1993, as amended, between the Company and The First Chicago Trust Company of New York, as Rights Agent, effective immediately prior to Abaco Casa de Bolsa's acceptance of tendered shares for payment.

NOTE E - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS


The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission, (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debits arising from customer transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act, exclusive of the market value of commodity options purchased by option customers. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At December 31, 1993, and June 25, 1993, Rodman had net capital of $12.66 million and $15.84 million, respectively, or $7.27 million and $10.79 million, respectively, in excess of required net capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. The Company's principal activities -- securities and commodities brokerage, principal trading for servicing its customers, and investment banking services -- are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control -- such as the overall volume of activity in the securities and futures and options markets and the volatility and general level of market prices -- may affect its operations. In addition, results of operations of any particular interim period may not be indicative of results to be expected for a full fiscal year.

The Company reported improved revenues for the second quarter and first six months of fiscal year 1994. Revenues for the quarter ended December 31, 1993 totalled $23.44 million, a 7% increase from $21.95 million over the previous year's second quarter revenues. For the six month period ended December 31, 1993, the Company reported revenues of $49.34 million, a record high, up 18% from the comparable period one year ago.

For the most recent quarter the Company recorded a net loss of $1.64 million or 38 cents per share, primarily due to $2.9 million of non-recurring expenses. These one-time expenses included the cost of cancelling vested stock options for eligible employees, as provided in the Abaco Acquisition Agreement, and of investment banking and legal fees paid in connection with the acquisition process. For the second quarter of the prior fiscal year, the Company reported net income of $318,000 or 7 cents per share.

For the six month period, the Company reported net income of $1.22 million or 26 cents per share and common share equivalent as compared to net income of $369,000 or 8 cents per share in the first half of fiscal 1993.

REVENUES

Commission revenue fell 15% to $8.07 million for the quarter ended December 31, 1993, from $9.51 million in the year earlier quarter. For the six months ended December 31, 1993 commissions declined 16% to $15.75 million. The decrease is primarily related to the loss of commissions from the London branch that was sold during the first quarter of fiscal 1994. (After commission payouts to account executives, costs of clearing and brokerage, and fixed expenses, the London activity did not contribute materially to net income.) Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues rose 5% and 22% for the quarter and six months ended December 31, 1993, due to increased underwriting activities, increased sales of corporate bonds and notes, and increased sales of mortgage backed products.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenues decreased by $224,000 for the quarter ended December 31, 1993, as compared to the quarter ended December 31, 1992, primarily due to a decrease in customer margin financing balances and continued decreasing interest rates.

Fee income which includes the activities of the Investment Banking Division increased 399% and 472% for the quarter and six months ended December 31, 1993, respectively, from the comparable periods a year earlier. This increase reflects the number of transactions closed during the period as compared to the year earlier quarter and six months.

EXPENSES

Employee compensation and benefit expense, which is primarily variable in nature, increased by 25% for the quarter ended December 31, 1993. This increase is directly attributable to the increases in principal revenues and fee income, as well as the $2.02 million cost of cancelling vested stock options for eligible employees as provided in the Abaco Acquisition Agreement.

Interest expense decreased $299,000 or 16% to $1.55 million for the three-month period ended December 31, 1993. This decrease is due to lower prevailing interest rates as compared to the same period last year.

Occupancy and equipment expense and communications expense both decreased 11% compared to the first quarter of last fiscal year. These decreases are due in part to the divestiture of the London branch.

Clearance and floor brokerage, a variable expense, remained flat at $2.13 million.

Other operating expenses increased 90% to $3.58 million as compared to the first quarter of fiscal 1992. This increase is primarily due to investment banking and legal fees paid in connection with the Abaco acquisition.

LIQUIDITY & CAPITAL RESOURCES

The Statement of Financial Condition reflects cash, cash equivalents and restricted cash at December 31, 1993, of $50.84 million which includes $48.84 million of cash and short term investments required to be segregated under federal regulations. A majority of the Company's assets are customer-related receivables and securities inventory, both of which are highly liquid. Securities inventory increased 66% to $68.06 million, from June 25, 1993, to December 31, 1993. Securities sold, not yet purchased increased 100% to $31.72 million for the same period. The Company's net securities inventory is financed primarily by short term notes payable to banks secured by such inventory, and securities sold under agreements to repurchase. The increases in securities inventory and securities sold not yet purchased are due to an increased emphasis on institutional fixed income sales activities. Management intends to continue to maintain the financial controls, including hedging strategies, necessary to support increased inventories so that additional product is available for resale.

The Company does not participate in merchant banking activities or extend bridge financing.

The principal sources of financing are stockholders' equity, customer payables, proceeds from securities lending, collateralized short-term bank loans and other payables. From June 25, 1993, to December 31, 1993, customer payable balances increased 4% to $126.23 million and payables to brokers, dealers and clearing organizations have decreased 31% to $57.09 million primarily due to decreases in margin deposits required by the Options Clearing Corporation related to customer open currency option contracts. Such margin deposits consist of customer owned treasury securities which are stated at market value.

Subordinated debt of $6.75 million is included in the Company's regulatory net capital as of December 31, 1993. On January 27, 1994, the Company entered into an agreement with Creditanstalt-Bankverein, ("CAB"), an Austrian commercial banking corporation, to repay the $3.25 million of subordinated debt held by CAB and sell the Company's 30% interest in its CA Global Futures joint venture with CAB. Pursuant to the agreement, the Company's 30% equity interest in CA Global Futures will be repurchased by CAB at 125% of the book value of such equity interest as of December 31, 1993, plus $50,000. The total purchase proceeds will be used as the first installment to repay the subordinated debt. The remaining principal will be repaid in equal installments due June 30, 1994 and December 31, 1994. Repayment is subject to regulatory approvals, documentation, and various conditions specified in the agreement. The repayment of the subordinated debt is not expected to have an adverse effect on the Company's operations.

Additionally, the Company maintains uncommitted lines of credit with large financial institutions which include facilities for daily demand loans, letters of credit and reverse repurchase agreements in amounts considered by the Company to be adequate to meet its financing needs.

The Company at the current time does not plan any major capital expenditures, acquisitions or investments for fiscal year 1994. Future expenditures, however, are anticipated to be funded by cash generated through operations and other traditional means of financing described above. As a registered broker-dealer and futures commission merchant, the Company is required by the SEC to maintain specified amounts of liquid net capital to meet its customer obligations. At December 31, 1993, the Company's regulatory net capital was $12.66 million, which was $7.27 million in excess of required net capital.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company and Rodman are involved in various lawsuits incidental to the securities and commodities businesses. Management believes the resolution of pending litigation will not have a material adverse effect on the financial condition of the Company.

Item 6.   EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits - The following exhibits are incorporated herein or are incorporated by reference:

     (3)  Articles of Incorporation and By-Laws

          (a)  Amendment to By-Laws dated December 21, 1993

          (b)  Amendment to By-Laws dated January 10, 1994

     (10) Material Contracts

          (a) Exhibits 1, 2, 3 and 4 to the Company's Schedule 14D-9 dated November 23, 1993 (Copies of Employment Agreements dated June 28,
               1993).

          (b) Exhibit 5 to the Company's Schedule 14D-9 dated November 23, 1993 (Amendment to the Rodman & Renshaw, Inc. Supplemental Retirement Plan dated July 1, 1993).

          (c) Exhibit 6 to the Company's Schedule 14D-9 dated November 23, 1993 (Acquisition Agreement, dated as of November 17, 1993, among Parent and Purchaser and the Company).

          (d) Exhibit 7 to the Company's Schedule 14D-9 dated November 23, 1993 (Stockholder Tender Agreement, dated November 16, 1993, between Purchaser, Kurt B. Karmin, Kenneth M. Karmin and Ernest A. Karmin).

          (e) Exhibit 8 to the Company's Schedule 14D-9 dated November 23, 1993 (Rodman & Renshaw Capital Group, Inc. 1993 Stock Option Plan).

          (f) Exhibit 9 to the Company's Schedule 14D-9 dated November 23, 1993 (Confidentiality Agreement, dated October 19, 1993, between the Company and Parent).

          (g) Exhibit 10 to the Company's Schedule 14D-9 dated November 23, 1993 (Form of Letter, dated November 23, 1993, to Stockholders of the Company).

          (h) Exhibit 11 to the Company's Schedule 14D-9 dated November 23, 1993 (Form of Press Release issued by the Company and Parent on November 17, 1993).

          (i) Exhibit 12 to the Company's Schedule 14D-9 dated November 23, 1993 (Opinion, dated November 16, 1993, of Rothschild Inc.).

          (j)  Contract to purchase Officer's Incentive Stock Option

     (11) Statement regarding computation of net income per share

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on December 22, 1993. This filing reported a change in control of the registrant under Item No. 2 of the Rules of Form 8-K.

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Rodman & Renshaw Capital Group, Inc.
                                   (Registrant)



Date: February 14, 1994            /s/ Joseph Shanahan
                                   ------------------------------
                                   Joseph Shanahan
                                   Vice President with Powers of
                                   Chief Executive Officer


Date: February 14, 1994            /s/ Peter J. Schild
                                   -------------------------
                                   Peter J. Schild
                                   Executive Vice President and
                                   Chief Financial Officer

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS



Certain exhibits to this report on Form 10Q have been incorporated by reference. For a list of these exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit No.                                                                 Page
- -----------                                                                 ----
(3)       Articles of Incorporation and By-Laws

          (a)  Amendment to By-Laws dated December 13, 1993                  E-2

          (b)  Amendment to By-Laws dated January 10, 1994                   E-7

(10)      Material Contracts

          (a)  Contract to purchase Officer's Incentive
               Stock Option                                                 E-18

(11)      Statement regarding computation of net income
          per share                                                         E-42