Form 10-Q
period 1994-03-25
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-05-09
CIK 726977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the fiscal quarter ended March 25, 1994
                             ------------------------------

Commission file number 33-4649
                       ------------------------------------

                 Rodman & Renshaw Capital Group, Inc.
- - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                36-3111956
- - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


120 South LaSalle Street, Chicago, Illinois         60603
- - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                     (312) 977-7800
- - - - - --------------------------------------------------------------------------------
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

4,576,837 shares of Common Stock, par value $.09 per share, were outstanding at April 29, 1994.



                        Total Pages In This Report - 14

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition
March 25, 1994 (unaudited) and June 25, 1993.                          3

Condensed Consolidated Statements of Operations (unaudited)
Three and nine months ended March 25, 1994 and
March 26, 1993.                                                        4

Condensed Consolidated Statements of Cash Flows (unaudited)
Nine months ended March 25, 1994 and March 26, 1993.                   5

Notes to Condensed Consolidated Financial Statements
(unaudited) - March 25, 1994.                                          6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                 8


PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                             12

Item 6. Exhibits and Reports on Form 8-K                              12



SIGNATURES                                                            14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                                  MARCH 25,
                                                                    1994               JUNE 25,
                                                                 (UNAUDITED)             1993
                                                                 -----------           --------
ASSETS
Cash                                                            $      1,198        $      1,121
Cash and short-term investments required to
 be segregated under federal regulations
 (including resale agreements:
 03/25/94 - $18,159; 06/25/93 - $52,241)                              25,188              62,799
Receivables:
 Customers                                                            49,181              56,097
 Brokers, dealers and clearing organizations                         133,999             130,378
 Miscellaneous                                                         6,548               7,417
Securities inventory, at market                                       54,985              41,011
Memberships in security and commodity exchanges at cost
(market value 3/25/94-$6,105;06/25/93-$5,735)                          4,371               5,149
Furniture, fixtures and leasehold improvements,
 at cost, less accumulated depreciation and
 amortization (3/25/94-$5,019; 06/25/93-$5,770)                        2,643               3,609
Prepaid expenses and other assets                                      2,030               1,881
Recoverable income taxes                                               1,208                 329
Deferred income taxes                                                  1,032                 407

                                                                 -----------         -----------
                                                                $    282,383        $    310,198
                                                                 -----------         -----------
                                                                 -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable to banks                               $     16,600        $     38,562
                                                                 -----------         -----------
Payables:
 Customers                                                           123,677             121,696
 Brokers,dealers and clearing organizations                           70,214              83,127
 Miscellaneous                                                         1,028               3,098
Securities sold but not yet purchased, at market                      23,895              15,751
Accrued commissions                                                    1,899               2,394
Accounts payable and accrued expenses                                  7,102               6,660

                                                                 -----------         -----------
                                                                     244,415             271,288

Liabilities subordinated to the claims of
 general creditors                                                     6,750               8,000

Stockholders' equity:
 Nonvoting preferred stock, $.01 par value: 5,000,000 shares
  authorized; none issued                                                 --                  --
 Common stock, $.09 par value: 20,000,000 shares
  authorized; 4,577,000 and 4,372,000 issued at
  03/25/94 and 06/25/93                                                  412                 393
 Additional paid - in capital                                         15,935              14,774
 Retained earnings                                                    14,871              15,743

                                                                 -----------         -----------
                                                                      31,218              30,910

                                                                 -----------         -----------
                                                                $    282,383             310,198
                                                                 -----------         -----------
                                                                 -----------         -----------



            See Notes to Condensed Consolidated Financial Statements

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                              MARCH 25,      MARCH 26,      MARCH 25,      MARCH 26,
                                                1994           1993           1994           1993
                                             ----------     ----------     ----------     ----------
REVENUES:
 Commissions                                $     6,985    $     9,791    $    22,730    $    28,475
 Principal                                        4,862          8,115         24,105         23,934
 Interest                                         1,802          2,711          6,633          8,004
 Fee Income                                         514          1,275          6,500          2,322
 Other                                              430            714          3,962          1,771

                                              ---------      ---------      ---------      ---------
      TOTAL REVENUES                             14,593         22,606         63,930         64,506

EXPENSES:
 Employee compensation and benefits               8,958         12,939         37,494         36,673
 Commissions, floor brokerage
  and clearance                                   1,719          2,178          5,767          6,494
 Interest                                         1,186          1,861          4,177          5,235
 Occupancy and equipment                          1,397          1,642          4,325          4,882
 Communications                                   1,561          1,734          4,616          5,045
 Other operating expenses                         2,886          1,933          8,895          5,161

                                              ---------      ---------      ---------      ---------
      TOTAL EXPENSES                             17,707         22,287         65,274         63,490

Income (loss) before cumulative
effect of change in accounting                ---------      ---------      ---------      ---------
for income taxes                                 (3,114)           319         (1,344)         1,106

Tax provision (Benefit)                          (1,026)            56           (472)           403
                                              ---------      ---------      ---------      ---------

Income (loss) before cumulative
effect of change in accounting
for income taxes                                 (2,088)           263           (872)           613

Cumulative effect of change in
accounting for income taxes                          --             --             --             18

                                              ---------      ---------      ---------      ---------
NET INCOME (LOSS)                            $   (2,088)    $      263     $     (872)    $      631
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Earnings Per Share Data:

Net income (loss) per share
 before cumulative effect of
 change in accounting for
 income taxes                                    ($0.46)         $0.06         ($0.20)         $0.14

 Per share cumulative effect
 of change in accounting for
 income taxes                                        --             --             --             --

Net income (loss) per share                      ($0.46)         $0.06         ($0.20)         $0.14

Weighted Average Shares
and Common Share Equivalents                      4,570          4,365          4,436          4,365



            See Notes to Condensed Consolidated Financial Statements

              RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                  MARCH 25,       MARCH 26,
                                                                    1994            1993
                                                                 ----------      ----------
OPERATING ACTIVITIES
 Net Income (Loss)                                             $      (872)    $      631
 Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
   Depreciation and amortization                                       566            787
   Net change in certain assets and liabilities:
    Cash and short-term investments required to
     be segregated under federal regulations                        37,611         (9,136)
    Receivables from and payables to customers,
     brokers, dealers and clearing organizations                    (7,637)         9,802
    Miscellaneous receivables                                          869         (4,433)
    Recoverable and deferred income taxes and income
     taxes payable                                                  (1,504)          (463)
    Securities owned                                               (13,974)       (25,664)
    Prepaid expenses and other assets                                 (149)         3,403
    Accounts payable and accrued expenses                              442           (220)
    Accrued commissions                                               (495)           487
    Miscellaneous payables                                          (2,070)        (3,340)
    Securities sold but not yet purchased                            8,144         23,415
                                                                 ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                            20,931         (4,731)

INVESTING ACTIVITIES
 (Purchase) sale of furniture, fixtures
  and leasehold improvements                                           400           (872)
 (Purchase) sale of memberships in security
  and commodity exchanges                                              778            204

                                                                 ---------      ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                             1,178           (668)

FINANCING ACTIVITIES
 Net increase (decrease) in short-term notes
  payable to banks                                                 (21,962)         8,685
 Payment of liabilities subordinated to claims
  of General Creditors                                              (1,250)          (500)
 Proceeds from exercise of stock options                             1,180

                                                                 ---------      ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           (22,032)         8,185
                                                                 ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               77          2,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,121          1,469

                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    1,198      $   4,255
                                                                 ---------      ---------
                                                                 ---------      ---------



            See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 25, 1994 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 25, 1993.

NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

The Company implemented two accounting changes and restated previously reported results for fiscal 1993. The Company changed its method of accounting for commission revenue and expenses for commodity transactions executed for introducing brokers. The net commission retained by the Company is now recorded as revenue. Previously, the entire amount of commission charged to customers on introducing broker transactions was recognized as revenue, and amounts rebated to introducing brokers were recorded as commission expense. The Company believes that the change better reflects the true economic services provided in introducing brokers' activities. For the three and nine months ended March 26, 1993, commission revenue and commission expense were reduced by $1.59 million and $4.52 million respectively as a result of this change. The change did not affect net income. The second change was the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The results for the nine month period ended March 26, 1993 reflect a cumulative tax benefit of $18,000 from this change.

NOTE C - ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

In fiscal 1995, the Company will be required to adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will require the Company to classify all affected debt and equity securities as held-to-maturity, trading or available-for-sale. All securities classified as trading, or available-for-sale will be required to be recorded at market value. The Company does not believe that this statement will have a material impact on the Company's financial condition or the results of its operations.

NOTE D - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS


The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act, exclusive of the market value of commodity options purchased by option customers. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At March 25, 1994, and June 25, 1993, Rodman had net capital of $14.75 million and $15.84 million, respectively, or $9.68 million and $10.79 million, respectively, in excess of required net capital.

NOTE E - CERTAIN MANAGEMENT CHANGES

During the third quarter of its fiscal year ending June 24, 1994, the Company made certain management changes as discussed in its Form 8-K filed on April 12, 1994. The most significant of these changes is the appointment of Charles W. Daggs III as the Company's president and chief executive officer.

Additional appointments not discussed in the filing of Form 8-K were the hiring of James D. Van De Graaff as the Company's executive vice president and general counsel on March 14, 1994. On April 11, 1994, John T. Hague was appointed executive vice president and director of internal audit for the Company. Also, on February 14, 1994, David H. Shulman was promoted to the position of managing director of institutional fixed income for Rodman.

On January 10, 1994 the Company terminated from all capacities with the Company the following individuals: Norman E. Mains - president, chief executive officer, chief operating officer and director; Victor C. Chigas, Sr. - executive vice president and director; Mark F. Grant - executive vice president and director; Gregory P. Quinlivan - secretary, executive vice president, general counsel and director. In addition, Kurt B. Karmin resigned as chairman of the board on January 10, 1994, and was replaced by Jorge Lankenau Rocha, who also serves as chairman of Abaco Grupo Financiero, S.A. de C.V.

NOTE F - CHANGE IN FISCAL YEAR

The Company has changed its fiscal year end to December 31, such change to take effect following the fiscal year ending June 24, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. The Company's principal activities -- securities and commodities brokerage, principal trading for servicing its customers, and investment banking services -- are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control -- such as the overall volume of activity in the securities, futures and options markets and the volatility and general level of market prices -- may affect its operations. In addition, results of operations of any particular interim period may not be indicative of results to be expected for a full fiscal year.

Revenues for the quarter ended March 25, 1994 totalled $14.59 million, down from $22.61 million for the previous year's third quarter. For the nine month period ended March 25, 1994, the Company reported revenues of $63.93 million, compared to $64.51 million in the same period one year ago.

For the most recent quarter, the Company recorded a net loss of $2.09 million, or 46 cents per share, due to declines in revenues from principal transactions and investment banking fees. For the third quarter of the prior fiscal year, the Company reported net income of $263,000, or 6 cents per share.

For the nine month period, the Company reported a net loss of $872,000, or 20 cents per share and common share equivalent, as compared to net income of $631,000, or 14 cents per share in the first nine months of fiscal 1993. Included in the nine month total is $3.3 million in expenses relating directly to the process through which the Company sought outside investment, leading to the purchase of a majority interest in the Company by Abaco Casa de Bolsa, S.A. de C.V., the wholly owned brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V., a Mexican financial services holding company. The principal expenses were approximately $2 million in compensation expense paid to employees for the cancellation of the vested portions of their common stock options, and approximately $1.1 million in fees paid to legal and investment banking experts retained by the Board of Directors for advice. Also included in the nine month figures is approximately $2.76 million in revenue realized from the sale of the London based portion of Rodman's financial futures department, and the sale of Rodman's Chicago Stock Exchange specialist unit, both of which occurred in the first quarter of fiscal 1994. Also, the Company absorbed losses totaling $708,000 resulting from discretionary trading activities in customer accounts for which the Company reimbursed the customers.

REVENUES

Commission revenue fell 29% to $6.99 million for the quarter ended March 25, 1994, from $9.79 million in the year earlier quarter. For the nine months ended March 25, 1994 commissions declined 20% to $22.73 million. Decreases in commissions from both securities and commodities transactions are responsible for the decline. Securities commissions were down due principally to the loss of retail brokers. Commodities commissions declined principally due to the sale of the London based financial futures group and the subsequent resignation of personnel within the domestic financial futures group. The loss of approximately $4.42 million of commissions revenue from the financial futures group did not materially effect net income.

Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues decreased 40% for the quarter ended March 25, 1994 from the year earlier quarter. Mark-ups on the sale of fixed income products declined in the third quarter due principally to the loss or termination of certain salespeople involved in principal transactions. Also, increases in interest rates during the latter part of the third quarter contributed to write-downs in inventory market values and in realized trading losses in the month of March of approximately $400,000. Management of the institutional fixed income department was changed during the quarter, and the Company believes it has reduced its risk from fluctuations of interest rates by employing more sophisticated hedging techniques.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenues decreased by $909,000 for the quarter ended March 25, 1994 as compared to the quarter ended March 26, 1993, due principally to reductions in retail customer margin receivables and a decrease in net treasury interest due to an increase in short positions required for hedging of corporate inventories. Reductions in the levels of prevailing interest rates also contributed to the loss in interest revenue for the current nine month period.

Fee income, which includes the activities of Rodman's Investment Banking Department, decreased 60% to $514,000 for the quarter, reflecting the decline in the number of investment banking transactions closed during the period. For the three quarters ended March 25, 1994, fee income increased 180% to $6.5 million as compared to the first nine months in fiscal 1993. The principal portion of the increase was the more than tripling of investment banking fees to $5.3 million from $1.6 million.

EXPENSES

Employee compensation and benefit expense, which is largely variable in nature, decreased by 30% for the quarter ended March 25, 1994. This decrease is directly attributable to the decreases in commissions, principal revenues and fee income.

Interest expense decreased $675,000 or 36% to $1.19 million for the three-month period ended March 25, 1994. This decrease is due to lower prevailing interest rates as compared to the same period last year.

Occupancy and equipment expense decreased 15% and 11% for the quarter and nine months ended March 25, 1994. Communications expense decreased 10% and 9% respectively for the comparative periods in the last fiscal year. These declines are directly attributable to the sale of the London financial futures group.

Clearance and floor brokerage expense, which is variable in nature, decreased 21% and 11% for the quarter and nine months, in line with the lower revenues.

Other operating expenses increased 49% and 72% as compared to the third quarter and nine months of fiscal 1993. The increase for the three months ended March 25, 1994 is primarily due to the absorption of losses resulting from decretionary trading activities in customer accounts. The nine month increase resulted from investment banking and legal fees paid in connection with the Abaco Casa de Bolsa, S.A. de C.V. transaction.


LIQUIDITY & CAPITAL RESOURCES

The Statement of Financial Condition reflects cash, cash equivalents and restricted cash at March 25, 1994 of $26.39 million, which includes $25.19 million of cash and short term investments required to be segregated under federal regulations. A majority of the Company's assets are customer-related receivables and securities inventory, both of which are highly liquid. Securities inventory increased 34% to $54.98 million, from June 25, 1993, to March 25, 1994. Securities sold, not yet purchased increased 52% to $23.90 million for the same period. The Company's net securities inventory is financed primarily by short term notes payable to banks secured by such inventory, and securities sold under agreements to repurchase. The increases in securities inventory and securities sold, not yet purchased are due to an increased emphasis on institutional fixed income sales activities.

The Company does not participate in merchant banking activities or extend bridge financing.

The Company's principal sources of financing are stockholders' equity, customer payables, proceeds from securities lending, collateralized short-term bank loans and other payables. From June 25, 1993, to March 25, 1994, customer payable balances increased less than 2% and payables to brokers, dealers and clearing organizations have decreased 15% to $70.21 million, primarily due to decreases in margin deposits required by the Options Clearing Corporation related to customer open currency option contracts. Such margin deposits consist of customer owned treasury securities which are stated at market value.

Subordinated debt of $6.75 million is included in Rodman's regulatory net capital as of March 25, 1994. On January 27, 1994, the Company entered into an agreement with Creditanstalt-Bankverein ("CAB"), an Austrian commercial banking corporation, to repay the $3.25 million of subordinated debt held by CAB and to sell to CAB the Company's 30% interest in its CA Global Futures joint venture with CAB. Pursuant to the agreement, the Company's 30% equity interest in CA Global Futures will be repurchased by CAB at 125% of the book value of such equity interest as of December 31, 1993, plus $50,000. The total purchase proceeds will be used as the first installment to repay the subordinated debt. The remaining principal will be repaid in equal installments due June 30, 1994 and December 31, 1994.

Repayment is subject to regulatory approvals, documentation and various other conditions specified in the agreement. The Company also intends to repay a scheduled $1,000,000 installment of its subordinated debt maintained with Continental Bank, N.A. on September 30, 1994. The Company expects to request from its majority owner, Abaco Casa de Bolsa, S.A. de C.V., financing to replace the maturities of subordinated debt. In the event such funding is not forthcoming and other sources of financing cannot be identified, it is likely Rodman will be required to reduce its activities after repaying such subordinated debt in order to accommodate the corresponding reduction in its regulatory capital.

Additionally, the Company maintains uncommitted lines of credit with large financial institutions which include facilities for daily demand loans, letters of credit and reverse repurchase agreements in amounts considered by the Company to be adequate to meet its financing needs.

At present the Company is budgeting its need for expansion of its computer and telecommunication systems and development of future programming personnel to support such expansion. The expansion of such systems is required to allow the Company to maintain a competitive environment in which to operate its business. The anticipated cash expenditures are approximately $1.5 million over the next year. These expenditures, however, are anticipated to be funded by cash generated through operations and other traditional means of financing described above. As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC to maintain specified amounts of liquid net capital to meet its customer obligations. At March 25, 1994, Rodman's regulatory net capital was $14.75 million, which was $9.68 million in excess of required net capital.

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

          (g) Exhibit 10 to the Company's Schedule 14D-9 dated November 23, 1993 (Form of Letter, dated November 23, 1993, to stockholders of the Company).

          (h) Exhibit 11 to the Company's Schedule 14D-9 dated November 23, 1993 (Form of Press Release issued by the Company and Parent on November 17, 1993).

          (i)  Exhibit 12 to the company's Schedule 14D-9 dated November
               23, 1993 (Opinion dated November 16, 1993 of Rothschild Inc.).

          (j)  Contract to purchase Officer's Incentive Stock Option


      (11)  Statement regarding computation of net income per share

      (b)   Reports on Form 8-K

          A report on Form 8-K was filed on April 12, 1994. This filing reported certain management changes of the registrant and a change in registrant's fiscal year end under Item No. 5 of the Rules of Form 8-K.

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


                      Rodman & Renshaw Capital Group, Inc.
                                  (Registrant)



Date: May 6, 1994                       /s/ Charles W. Daggs, III
                                        -----------------------------------
                                        Charles W. Daggs, III
                                        President and
                                        Chief Executive Officer



Date: May 6, 1994                       /s/ Peter J. Schild
                                        -----------------------------------
                                        Peter J. Schild
                                        Executive Vice President and
                                        Chief Financial Officer