Form 10-K
period 1994-06-24
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-09-22
CIK 726977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 24, 1994

                         Commission file number 33-4649

             RODMAN & RENSHAW CAPITAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                               36-3111956
State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization


120 S. LaSalle Street, Chicago, Illinois                      60603
(Address of principal executive offices )                  ( Zip Code)

Registrant's telephone number, including area code    (312) 977-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of exchange on which registered

Common Stock, par value $0.09 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None

              Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/   NO / /

              Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   / /

              As of August 31, 1994, 4,576,837 shares of Common Stock, par value $0.09 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on August 31, 1994, which was $5.625) was $11,908,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                           TOTAL PAGES IN THIS REPORT

                                    PART I

ITEM 1. BUSINESS.

         Rodman & Renshaw Capital Group, Inc. (the "Company") is a holding company which was incorporated in Delaware on November 20, 1980, as the successor, through its subsidiaries, to the business of Rodman & Renshaw, a partnership which commenced operations in Chicago in 1951. The Company, through its principal subsidiary, Rodman & Renshaw, Inc. ("Rodman"), is a full-service securities broker-dealer and commodities futures commission merchant with memberships on the New York Stock Exchange ("NYSE") and other principal stock and commodity exchanges. The Company offers a comprehensive range of investor services to meet the needs of individual investors, corporations and other business organizations, tax-exempt entities, financial institutions and fiduciaries, and other securities and commodities dealers.

         Rodman acts as a broker and dealer in the purchase or sale of listed, preferred, and over-the-counter stocks, options, certificates of deposit, mutual funds, taxable and tax-exempt debt instruments, commodities and financial futures. Through the corporate finance, municipal finance, and private placement departments, Rodman provides investment banking advice, underwritings, merger and acquisition consulting, and can obtain funds for leveraged acquisition purposes, corporate expansion or recapitalization financings, municipality and other tax-exempt entity financings, and real estate private placements.

         Rodman provides financial institutions, fiduciaries and professional investors with selected research. These entities, as well as other securities and commodities dealers, are able to utilize Rodman's trade execution services in equity securities, bonds and commodities. The Company, through its other subsidiaries, provides investment advisory services, acts as general partner for real estate limited partnerships, and acts as general partner and commodity pool operator for commodity limited partnerships.

         On December 21, 1993, the Mexican brokerage firm Abaco Casa del Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), acquired 54% of the Company's outstanding shares through a tender offer at a price of $10.50 per share.
Abaco is a brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V. ("Parent"), a multi-faceted financial services holding company based in Monterrey, Mexico. In addition to Abaco, Parent owns a commercial bank, leasing company, foreign exchange house, factoring firm and insurance company, all based in Mexico. Parent's shares are traded on the Mexican Stock Exchange. Since the acquisition, a substantially new senior management team has been put in place. Abaco and Parent have also provided the Company with additional funding through a $10,000,000 loan and a $15,000,000 purchase of preferred stock from the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Item 12. Security Ownership of Certain Beneficial Owners and Management.

                 The Company's executive offices are located at 120 South LaSalle Street, Chicago, Illinois 60603 and its principal telephone number is
(312) 977-7800. The Company also has offices in New York, Kansas City, Cleveland, San Francisco, Milwaukee, San Diego, Dallas and Northbrook, Illinois.

REVENUES BY SOURCE

The following table sets forth certain information regarding the revenues of the Company by source, for the three most recent fiscal years. See Note 2 to the Consolidated Financial Statements enclosed herein for a discussion of accounting changes in fiscal 1993.

                           Years Ended June 24, 1994
                        June 25, 1993 and June 26, 1992
                           (in thousands of dollars)

                                                                          1994             1993            1992
             COMMISSIONS
               Commodities                                              $  19,833       $  26,031        $  28,553
               Listed securities                                            6,080           9,386            9,040
               Over-the-counter securities                                  2,446           2,387            2,639
               Options                                                        799             914            1,009
                                                                        ---------       ---------        ---------
                  TOTAL COMMISSIONS                                        29,158          38,718           41,241

             PRINCIPAL
               Institutional credits:
                 Bonds                                                     13,117          17,382           11,709
                 Equity and debt underwritings                                644             925              443
                 Over-the-counter stocks                                      575             202              287
                 Mutual funds                                                   0               0                1
                                                                        ---------       ---------        ---------
                                                                           14,336          18,509           12,440
               Retail credits:
                 Bonds                                                      3,844           5,586            5,470
                 Equity and debt underwritings                              2,724           3,479            2,309
                 Over-the-counter stocks                                    2,712           1,388              536
                 Mutual funds                                               1,811           1,533              995
                                                                        ---------       ---------        ---------
                                                                           11,091          11,986            9,310
                                                                        ---------       ---------        ---------
                   Total credits                                           25,427          30,495           21,750

               Market-making and dealer transactions:
                 Corporate fixed income and government
                   zero coupon bonds                                          500             408            2,864
                 Over-the-counter stocks                                    1,600           1,211              933
                 Other                                                       (214)            102               93
                                                                        ---------       ---------        ---------
                   Total market-making and dealer transactions              1,886           1,721            3,890
                                                                        ---------       ---------        ---------
                   TOTAL PRINCIPAL                                         27,313          32,216           25,640

             INTEREST
               Market-making; securities inventory                          4,412           5,238            5,692
               Margin accounts                                              2,420           3,452            3,786
               Securities finder service                                    2,381           1,868            1,370
                                                                        ---------       ---------        ---------
                   TOTAL INTEREST                                           9,213          10,558           10,848

             FEE INCOME
               Corporate and municipal finance                              7,269           2,410            3,971
               Limited partnerships                                            95             415              479
               Advisory services                                              234             320              278
                                                                        ---------       ---------        ---------
                   TOTAL FEE INCOME                                         7,598           3,145            4,728

             OTHER                                                          4,035           2,672            1,921
                                                                        ---------       ---------        ---------
             TOTAL REVENUES                                             $  77,317       $  87,309        $  84,378
                                                                        =========       =========        =========

COMMISSIONS

   Commissions from securities and commodities brokerage activities represented approximately 38% of the Company's revenue in the year ended June 24, 1994, and 44% and 49% in the years ended June 25, 1993 and June 26, 1992, respectively. Commissions on commodity brokerage represented approximately 68% of the Company's total commission revenue for the fiscal year ended June 24, 1994, and 67% and 69% in the years ended June 25, 1993 and June 26, 1992.

   Rodman executes customer orders to buy and sell securities and commodity futures contracts. Rodman charges commissions competitive within the industry.

PRINCIPAL TRANSACTIONS

   Rodman acts as principal and agent to effect transactions in the equity, fixed income and over-the-counter markets for institutional and retail customers, as well as for other broker-dealers. Principal transactions, including market making, require maintaining inventories of securities for resale. These inventories are valued at market, and accordingly, gains and losses are included in the results of operations. Rodman monitors its inventory aging and turnover and employs various hedging strategies to mitigate the effects of changing market conditions.

            Institutional and Retail Credits. Rodman acts as principal in executing trades in fixed income securities and in over-the-counter stocks for institutional and individual customers, underwrites equity and debt securities, and sells shares in mutual funds. In connection with these transactions, Rodman receives, in lieu of commissions, credits in the form of mark-ups or mark-downs from the price of the security.

            Rodman employs traders and salespersons in its Chicago, Milwaukee, and New York offices to service institutional clients such as insurance companies, banks, state and municipal pension funds and investment counselors.

            Market-making and Dealer Transactions. Rodman employs traders and salespersons to make secondary markets in investment grade corporate fixed
income securities.   Rodman employs over-the-counter traders to make secondary
markets in approximately 85 equity securities. Rodman maintains inventories of over-the-counter stocks to facilitate sales, primarily for institutional and individual customers. Rodman employs taxable and municipal bond traders and salespersons and maintains inventories of municipal bonds to facilitate transactions with its retail and institutional customers. See Note 8 to the Consolidated Financial Statements for the market value of the Company's long and short securities inventory positions at June 24, 1994.

INTEREST

            Rodman earns interest revenue principally through financing customers' purchases of securities, from securities inventories carried for resale to customers, from securities finder services, and from short-term investments.

   Margin Accounts. Interest is charged to customers on the amount loaned to finance margin transactions. Financing of margin purchases is an important source of revenue and profits to Rodman since the interest rate paid by the customer on the funds loaned to them exceeds Rodman's cost of short-term funds. Interest rates charged to customers on such loans range from zero to two and one-half percent over the broker call rate (the rate paid to banks by brokers on loans collateralized by marketable securities) depending upon the average net margin balance in the customer's account and the volume of the customer's transactions.

   Securities Finder Service. Rodman operates a securities finder service which matches the specific needs of broker-dealers that must borrow securities to make deliveries on short sales, or for other reasons, with organizations that have excess securities legally available for lending. In performing this service, Rodman assumes a principal position, recording funds received against securities loaned as liabilities and funds advanced against securities borrowed as assets. Such loans and borrowings are collateralized through initial cash deposits and subsequent deposits made as a result of daily "marking-to-market" of the underlying securities.

FEE INCOME

   Fee income represented approximately 10% of total revenue for the year ended June 24, 1994, and continues to be an important component of the Company's revenue.

   Investment Banking. Rodman's investment banking division provides financial advice to and raises capital for corporate clients. It also advises clients in connection with mergers and acquisitions. This division arranges public offerings and private placements of equity and debt securities directly with institutional and individual investors. Rodman also provides advice to clients with respect to matters such as acquisitions, financial planning, and corporate recapitalizations.

   Municipal Finance. Rodman acts as a manager or co-manager of negotiated public offerings and private placements of tax-exempt securities issued by state and municipal governments, power agencies, industrial development and pollution control financing authorities, sewer and water authorities and state and local housing authorities.

   Limited Partnerships. Rodman markets limited partnership interests in real estate, commodity pools, and other businesses.

   Advisory Services. Rodman Advisory Services, Inc., a wholly owned subsidiary of the Company, provides investment advisory services to individuals, municipalities and employee benefit plans.

   Other Services. Rodman assists in the design and development of corporate benefit plans. In addition, it acts as a general insurance agent providing insurance consultations and advice and represents a number of insurance companies in the sale of a broad range of insurance products.

MARKET RESEARCH

   Rodman provides investment recommendations and market information to its securities and commodity futures customers. Rodman's research efforts are supplemented by research services purchased from outside consultants.

COMPETITION

   The Company competes for customers on the basis of price, range of services, quality of services, financial resources and reputation. The Company encounters intense competition in all aspects of the securities and commodities business and competes for customers and personnel directly with other securities and commodities firms, a number of which have greater resources and offer a wider range of financial services. In addition, there is increasing competition from other sources, such as commercial banks and insurance companies. Several leading commercial banks have obtained approval from the Federal Reserve Board to enter into various new business activities, such as underwriting certain municipal securities, and pending legislative proposals would permit all commercial banks to engage in similar activities. These developments may lead to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than the Company for investment funds by offering a greater range of financial services.

EMPLOYEES

   As of August 31, 1994, the Company employed approximately 490 people, including 84 retail securities representatives, 71 commodities associated persons, and 47 institutional securities sales representatives. None of the Company's employees are covered by a collective bargaining agreement. During the past fiscal year the Company experienced significant turnover in its personnel. However, the Company considers its relations with its current employees to be good and regards compensation and employee benefits including medical, life and disability plans to be competitive with those offered by other firms. Competition for experienced financial services personnel is keen in the securities and commodities industry and, from time to time, the Company may experience additional losses of valuable personnel.

REGULATION

   Rodman is registered as a broker-dealer in all 50 states and the District of Columbia. Rodman also is registered as a futures commission merchant with the
Commodity Futures Trading Commission ("CFTC".)   The securities and commodities
industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. The CFTC is the federal agency responsible for the administration of federal laws governing commodities transactions. Much of the regulation of broker-dealers and futures commission merchants has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers and national securities and commodities exchanges. The NYSE and the Chicago Mercantile Exchange have been designated by the SEC and the CFTC, respectively, as Rodman's primary regulators. These self-regulatory organizations adopt rules (subject to approval by the SEC and the CFTC) that govern the industry and the conduct of business. Rodman Advisory Services, Inc. is registered as an investment adviser with the SEC.

   Broker-dealers and futures commission merchants are subject to regulations that cover all aspects of the securities and commodities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Under certain circumstances, these regulations could limit the ability of the Company to make withdrawals of capital from Rodman. Additional legislation, changes in rules promulgated by the SEC and CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing legislation and rules may directly affect the method of operation and profitability of broker-dealers and futures commission merchants. The SEC, CFTC, self-regulatory organizations, and state securities commissions may conduct audits and administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or futures commission merchant, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and futures commission merchants is the protection of customers and the securities and commodities markets, rather than the protection of creditors and stockholders of broker-dealers and futures commission merchants.

   The Company is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer's gross revenues, SIPC assessments currently are .054% of Rodman's gross revenues. In addition, the Company provides additional protection through a private insurer of up to $9,500,000 for securities of each customer, for a combined coverage of $10,000,000. Additional protection may be purchased by individual customers subject to the limitations of the contract.

NET CAPITAL REQUIREMENTS

   As a registered broker-dealer and futures commission merchant, Rodman is subject to SEC Rule 15c3-1, the Uniform Net Capital Rule, which is enforced by the NYSE together with certain additional requirements set forth in the NYSE's Rule 325. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a portion of its assets be kept in relatively liquid form. Rodman is also subject to the net capital requirements of the CFTC and various commodity exchanges. Both SEC and CFTC rules specify minimum net capital levels as discussed below.

   Rodman has elected to compute net capital under the alternative method of calculation permitted by the Uniform Net Capital Rule. The Rule requires that Rodman maintain minimum net capital, as defined, equal to the greater of (i) 2% of aggregate debits arising from customer transactions, (ii) $1,000,000, or
(iii) 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act, exclusive of the market value of commodity options purchased by option customers.

   Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies and ultimately may require its liquidation. The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed for a period in excess of 90 days 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 2. PROPERTIES.

   The headquarters of the Company are at 120 South LaSalle Street, Chicago, Illinois. Branch offices are located in New York, Kansas City, Cleveland, San Francisco, Milwaukee, San Diego, Dallas and Northbrook, Illinois. All of the offices are leased on a long-term basis under leases which expire at various dates from 1995 to 2001. See Note 15 to the Consolidated Financial Statements for the minimum annual rentals in succeeding fiscal years under all noncancellable leases with terms in excess of one year, as of June 24, 1994 .

            The Company plans to move its office locations in Chicago and New York within the next year. See Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations - Expenses.   The Company
considers these new offices to be adequate for its future needs.

ITEM 3. LEGAL PROCEEDINGS.

   Many aspects of the Company's business involve risk of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out of its activities as a broker-dealer in securities and as a futures commission merchant. The Company may also be required to contribute to any adverse judgments or settlements in actions arising out of its participation in various underwritten offerings. Although it is impossible to predict with certainty the outcome of pending litigation, management of the Company believes, after consultation with outside counsel, that the outcome of pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held an annual meeting of its stockholders on June 1, 1994. At the meeting the stockholders elected the following directors by the number of votes indicated.

                                                           FOR                WITHHELD
                                                           ---                --------
 Alexander C. Anderson                                  4,274,852              80,751
 Paul C. Blackman                                       4,275,324              80,279
 Eduardo Camarena Legaspi                               4,275,071              80,532
 Charles W. Daggs, III                                  4,274,752              80,851
 Jorge Antonio Garcia Garza                             4,275,071              80,532
 Lawrence R. Helfand                                    4,274,245              81,358
 Scott H. Lang                                          4,273,957              81,643
 Jorge Lankenau Rocha                                   4,275,071              80,532
 Thomas E. Meade                                        4,274,852              80,751
 Mauricio Morales Sada                                  4,275,071              80,532
 Richard Pigott                                         4,274,087              81,516
 David S. Ruder                                         4,275,563              80,040
 Peter J. Schild                                        4,275,104              80,499
 Joseph P. Shanahan                                     4,274,783              80,850
 Frederick G. Uhlmann                                   4,275,563              80,040

         Since the annual meeting, Mr. Schild has resigned as a director and Francis L. Kirby has been appointed to serve the remainder of Mr. Schild's term. Mr. Helfand also recently resigned as a director, but his replacement has not yet been nominated.

         The stockholders also approved the adoption of the Company's Non-Employee Director Stock Option Plan and 1994 Stock Option Plan, approved the terms of the performance goal pursuant to which its chief executive officer would receive compensation and ratified the appointment of Deloitte & Touche as independent auditors for the Company for the June 24, 1994 fiscal year by the following votes:

                                                          For         Against            Abstain           Non-Vote
                                                          ---         -------            -------           --------
 Non-Employee Director Stock Option Plan                2,878,227      170,344            28,734            1,278,298
 1994 Stock Option Plan                                 2,875,443      176,970            24,892            1,278,298
 Chief Executive Officer Performance Goal               4,058,582      192,739            31,088               73,194
 Ratification of Auditors                               4,311,539       36,363             7,701                  -0-

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                           INCOME (LOSS)
                                                              BEFORE
                                                             TAXES AND
                                                            CUMULATIVE
                                                         EFFECT OF CHANGE
                                                                IN                        INCOME
                                                            ACCOUNTING         NET        (LOSS)         STOCK PRICE
                                                            FOR INCOME        INCOME       PER              RANGE
                           REVENUES       EXPENSES             TAXES          (LOSS)      SHARE        HIGH        LOW
                           --------       --------             -----          ------      -----        ----        ---
 Fiscal year 1994
 Quarter ended:
 09/24/93                   $26,355        $22,557          $  3,798       $  2,859       $  .61       $9.750      $5.375
 12/31/93                    23,441         25,469            (2,028)        (1,643)        (.38)       9.750       7.125
 03/25/94                    14,593         17,707            (3,114)        (2,088)        (.46)       7.875       5.750
 06/24/94                    12,928         29,015           (16,087)       (15,629)       (3.46)       6.875       5.000
                           ----------------------------------------------------------------------------------------------
 TOTAL YEAR                 $77,317        $94,748          $(17,431)      $(16,501)      $(3.69)      $9.750      $5.000
                           ==============================================================================================

 Fiscal year 1993
 Quarter ended:
 09/25/92                   $19,950        $19,880              $ 70           $ 51         $.01       $5.750      $4.500
 12/31/92                    21,950         21,323               627            318          .07        5.625       4.500
 03/26/93                    22,607         22,287               320            263          .06        6.625       5.000
 06/25/93                    22,802         23,271              (469)          (376)        (.08)       7.250       5.250
                           ----------------------------------------------------------------------------------------------
 TOTAL YEAR                 $87,309        $86,761              $548           $256         $.06       $7.250      $4.500
                           ==============================================================================================



The common stock of Rodman & Renshaw Capital Group, Inc. is listed on the NYSE. The trading symbol is RR. At August 31, 1994, the approximate number of stockholders of record was 240.

Information contained herein may not agree with information published in the quarterly reports due to the change in accounting methods effective June 27, 1992. For fiscal 1993, total revenues and total expenses previously reported in the first quarter were $21,458 and $21,388 respectively; and for the second quarter were $23,377 and $22,750, respectively. There was no effect on net income because of the accounting change for commission revenues and expenses on customer transactions originated from introducing brokers discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Matters.

No dividends were declared in fiscal 1994 or fiscal 1993. The Board of Directors reviews its dividend policy periodically. However, there is no assurance that dividends will be paid in the future since they are dependent upon earnings, financial condition, and other factors. See Note 14 to the Company's Consolidated Financial Statements for a discussion of potential restrictions on the payment of dividends.

The cumulative effect of the accounting changes in fiscal 1993 on per share amounts was zero.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                           FISCAL YEAR END
                                                           (in thousands of dollars except per share data)
                                                    1994           1993          1992         1991          1990
                                                  ----------------------------------------------------------------
 INCOME STATEMENT DATA
   Revenues (1)                                   $ 77,317        $ 87,309     $ 84,378     $ 76,590      $ 71,882
   Expenses (1)                                     94,748          86,761       81,175       78,962        69,729
                                                  ----------------------------------------------------------------
  Income (loss) before income taxes                (17,431)            548        3,203       (2,372)        2,153

  Net income (loss)                                (16,501)            256        1,989       (1,595)        1,752

  Net income (loss) per common share                 (3.69)           0.06         0.46        (0.37)         0.42
  Cash dividends per share                             -0-             -0-          -0-          -0-           -0-


                                                  ----------------------------------------------------------------
                                                         1994      1993          1992         1991          1990
                                                  ----------------------------------------------------------------
 BALANCE SHEET DATA
   Total assets (1)                                   $ 300,664   310,198      321,890      242,563       315,941
   Total liabilities (1)                                263,325   271,288      282,772      205,434       287,244
   Liabilities subordinated to the
     claims of general creditors                          6,750     8,000        8,500        8,500        10,000
   Total stockholders' equity                            30,589    30,910       30,618       28,629        28,697
   Book value per common share (2)                         6.68      7.07         7.01         6.56          6.92




(1) See Note 2 to the Consolidated Financial Statements regarding accounting changes.

(2) Abaco holds 150 shares of preferred stock convertible upon stockholder approval into the Company's common stock. In the conversion, the $15,000,000 preferred stock purchase price will be divided by $7.25 to determine the number of common shares to be issued. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Prior to the sale of the preferred stock, the Company's book value per common share was $3.41. After the sale, book value per common share was $6.68. Assuming the conversion had taken place at June 24, 1994, the book value per share as of that date would have been $4.60.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

         Rodman & Renshaw Capital Group, Inc. and its subsidiaries (collectively referred to as the "Company") conduct their businesses in highly volatile markets. Consequently, the Company's results of operations are affected by many factors, including general market conditions, the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions, and the size, number and timing of transactions. In periods of unfavorable market activity, profitability can be adversely affected because certain expenses remain relatively fixed. As a result, revenues and net earnings can vary significantly from quarter to quarter and year to year.

         The period from June 26, 1993, through June 24, 1994, was one of change and volatility in the financial services arena. Long-term interest rates started to rise after several years of decline. This depressed the performance of fixed income departments throughout the brokerage industry. For the first six months of calendar 1994, the total volume of underwritings for new equity and debt securities sold domestically decreased by 18% from a year earlier.

         Fiscal 1994 was also a year of substantial change for the Company. During the first quarter of fiscal 1994 the Company completed the sales of the London futures and option operations and the Chicago Stock Exchange specialist operation. Further, as discussed in Item 1. Business, on December 21, 1993, Abaco acquired approximately 54% of the Company's outstanding shares through a tender offer. Although this transaction will benefit the Company's ability to compete profitably in the future, the Company's earnings during fiscal 1994 were impacted negatively. The Company incurred significant costs as senior management was replaced. Production was lost due to significant employee turnover, thereby reducing revenues and earnings. The Company also incurred several material nonrecurring expenses and a restructuring charge.

         Since the acquisition, the Company substantially changed its senior management team, conducted a review of the profitability of each of its core businesses, and developed overall company and individual departmental business plans. The Company has added a substantial number of producers -- both traders and salespersons -- to its fixed income, retail sales and futures departments. The Company expanded its investment banking and institutional equity businesses. The Company also identified new geographical markets for expansion and opened a new office in San Diego.

OUTLOOK

         The Company is starting to experience positive contributions from the institutional fixed income brokerage and trading, futures, and investment banking departments. The Company continues to review its processing procedures and cost structure and intends to implement changes to improve its profit margins. In addition, new offices were opened in Dallas and San Francisco. The Company is expanding its investment advisory services and money management capabilities to benefit from the rapidly growing movement in the investment industry toward fee-based income. The Company has identified and is pursuing opportunities that will take advantage of its relationship with Abaco. Potential areas of synergy between the Company and Abaco are the development of investment and merchant banking opportunities in Mexico, making markets in certain Mexican equity issues in the United States, and providing research and trade execution on Mexican companies to domestic institutional and retail customers.

RESULTS OF OPERATIONS

         The results of operations should be read in conjunction with the Company's consolidated statements of operations and related notes.

         During the fiscal year ended June 24, 1994, the Company's revenues decreased approximately 11% to $77,317,000. This followed an increase of 4% for fiscal year 1993 when revenues rose to $87,309,000 from $84,378,000 in fiscal 1992.

         The Company recorded a net loss of $16,501,000, or $3.69 per share, compared with fiscal 1993 net income of $256,000, or $.06 per share, and fiscal 1992 net income of $1,989,000, or $.46 per share.

REVENUES

         Commission revenue decreased 25% in fiscal 1994 to $29,158,000, largely a function of the reduced volume in the securities and futures markets and the aforementioned loss in personnel (as discussed in Item 1. - Employees). Total fiscal 1993 commission revenues decreased from 1992 due to the accounting change discussed in Note 2 to the Consolidated Financial Statements. Absent this accounting change, commission revenues increased $1,249,000 in fiscal 1993 to $38,718,000.

         Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale, decreased 15% to $27,313,000 in fiscal 1994 primarily due to losses incurred as a result of volatility in the debt markets. Principal revenues rose 26% in fiscal 1993 to $32,216,000. The Company is aggressively hiring experienced traders and salespersons in the institutional fixed income department. Specifically, the department has expanded its expertise to include capabilities in the mortgage-backed, tax-exempt and corporate bond areas.

         Interest income decreased 13% in fiscal 1994 to $9,213,000 due to a decrease in average customer margin receivables and a reduction of firm inventory carried for sale to customers.

         Fee income increased 142% in fiscal 1994 to $7,598,000, which followed a 33% decrease in fiscal 1993 from $4,728,000 in fiscal 1992. The timing of revenue recognition on investment banking transactions is a function of when the transactions are completed. The Company completed 18 transactions during fiscal 1994, as compared to 7 and 13 transactions during fiscal 1993 and 1992, respectively.

         The Company realized nonrecurring net gains of $2,551,000 in fiscal 1994 from the sales of its London futures and option operations and its Chicago Stock Exchange specialist operation.

EXPENSES

NONRECURRING EXPENSES AND RESTRUCTURING CHARGE

         As noted above, the Company incurred several material nonrecurring expenses and a restructuring charge during fiscal 1994. These items are recorded in various financial statement line items including Employee Compensation and benefits, Professional Fees and Other Operating Expenses. Such items are summarized below by the type of transaction which gave rise to the expense or charge.

                           Ownership change transaction                                             $   6,401,000
                           Restructuring charge                                                         3,815,000
                           Litigation and settlements                                                   3,427,000
                           Employee related                                                             1,178,000
                           Other                                                                        3,545,000
                                                                                                     ------------
                               Total nonrecurring expenses and restructuring charge                  $ 18,366,000
                                                                                                     ============

         The Company incurred various expenses related to the ownership change transaction totaling $6,401,000, which included the cost of the buyout of employee stock options held by non-executive employees undertaken in connection with the change of control, certain investment banking and professional fees, and costs related to the aforementioned change in senior management.

         The Company, as part of its long-term business plan, is moving its Chicago and New York office locations. In Chicago, the Company is presently negotiating lease terms for approximately 75,000 square feet in a nearby office building, an increase from approximately 50,000 square feet in its present location. In New York, the Company will be moving to Two World Financial Center to share a floor with Abaco International Corporation, a wholly owned subsidiary of Abaco, expanding its space by approximately 10,000 square feet. The Company has recorded a restructuring charge totaling approximately $3,815,000 related to these moves. This figure includes the costs of abandoning certain leasehold improvements and certain lease obligations for space which management believes it will be unable to sublet after the move.
Any sublease revenues realized in the future will be recorded as a reduction of occupancy costs.

         Rodman incurred expenses totaling $3,427,000 related to certain legal settlements during the year ended June 24, 1994. This amount does not include the costs of normal recurring litigation inherent in day-to-day operations.

         Rodman incurred certain employee related expenses totaling $1,178,000 in connection with the severance of certain employees, employment fees and other costs associated with the new hirings.

         Other nonrecurring expenses totaling $3,545,000 include expenses and allowances incurred in connection with the termination of Rodman's high-yield fixed income securities business and liquidation of the related portfolio.

TOTAL EXPENSES

         Total expenses increased $7,987,000 to $94,748,000 in fiscal 1994, following an increase of $5,586,000 in fiscal 1993. The following discussion focuses on the changes in expenses after excluding the nonrecurring expenses discussed above. Those expenses were summarized above by transaction type, not by financial statement line item. They are summarized by financial statement line item below.

         Employee compensation and benefit expense, excluding nonrecurring expenses totaling $5,358,000 as discussed above, totaled $44,696,000, a decrease of $5,392,000, or 11%, from 1993 amounts. This decrease is the net effect of reduced variable compensation related to the decrease in commission revenues and an increase in fixed compensation expense resulting from the employment of new management and producers.

         Commissions, floor brokerage, and clearing expenses decreased 18% to $7,141,000 in fiscal 1994, commensurate with the decrease in commission revenues. These expenses increased 4% in 1993.

         Interest expense decreased 20% to $5,714,000 in fiscal 1994 from $7,135,000 in 1993. This is a result of lower interest rates in the first half of fiscal 1994 when customer balances were relatively unchanged from the prior year and decreased customer balances during the second half of the year. This followed an increase of 2% to $7,135,000 in fiscal 1993.

         Communication expense decreased 11% to $6,063,000 from $6,803,000 due to the reduction in customer and market trading activity, the sale of the London futures and option operations and negotiated reductions with certain communication vendors. This followed an increase in fiscal 1993 of 7% due to expansion in Cleveland and Milwaukee.

         Occupancy and equipment expense decreased 8% to $5,949,000 in fiscal 1994, primarily due to the sale of the London futures and option operations in August 1993. The increase in fiscal 1993 over 1992 of 6% was due to expansion in Cleveland and Milwaukee.

         Professional fees, excluding the certain nonrecurring expenses of $3,384,000, as discussed above, decreased 32% to $1,843,000 in fiscal 1994 due to a reduction in consulting projects.

         Other operating expenses, excluding certain nonrecurring expenses of $5,809,000, as discussed above, increased 3% to $4,976,000 in fiscal 1994.

         The following table summarizes the changes in the major categories of revenues and expenses (including the nonrecurring expenses and restructuring charge) for the past two fiscal years:

                                                             1994 vs 1993                 1993 vs 1992
                                                                         Increase (Decrease)
                                                       -------------------------------------------------------
 REVENUES
   Commissions                                         $(9,560,000)      (25%)         $(2,523,000)        (6%)
   Principal                                            (4,903,000)      (15%)           6,576,000         26%
   Interest                                             (1,345,000)      (13%)            (290,000)        (3%)
   Fee income                                            4,453,000       142%           (1,583,000)       (33%)
   Net gain on sales of exchange memberships
     and related assets                                  2,551,000       100%                N/A           N/A
   Other                                                (1,188,000)      (44%)             751,000         39%
                                                       -----------       ---           -----------         --
                                                       $(9,992,000)      (11%)         $ 2,931,000          4%
                                                       ===========       ===           ===========         ==
 EXPENSES
   Employee compensation and benefits                  $   (34,000)        0%          $ 2,722,000          6%
   Commissions, floor brokerage and clearing            (1,580,000)      (18%)             349,000          4%
   Interest                                             (1,421,000)      (20%)             170,000          2%
   Communication                                          (740,000)      (11%)             446,000          7%
   Occupancy and equipment                                (512,000)       (8%)             385,000          6%
   Professional fees                                     2,517,000        93%              909,000         50%
   Other operating expenses                              5,942,000        82%              605,000         14%
   Restructuring charge                                  3,815,000       100%                N/A           N/A
                                                       -----------       ---           -----------         --
                                                       $ 7,987,000         9%          $ 5,586,000          7%
                                                       ===========       ===           ===========         ==

         The Company recorded a net tax benefit of $930,000 for fiscal 1994.
An additional benefit of $4,518,000, was offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This valuation allowance has been recognized due to the uncertainty of realizing the tax benefit of loss carryforwards and temporary differences totaling $2,469,000 and $2,627,000, respectively, at June 24, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        Effective June 24, 1994, the Company issued to Abaco 150 shares of nonvoting preferred stock convertible into the Company's common stock. In the conversion, the $15,000,000 preferred stock purchase price will be divided by $7.25 to determine the number of common stock to be issued (2,068,965). The conversion remains subject to approval by the Company's stockholders, which is expected at a special meeting to be held in the fall of 1994. Upon such approval, the preferred stock held by Abaco will convert automatically without any further payment or other action by Abaco.

         In spite of the loss reported for the year ended June 24, 1994, the Company's Statement of Financial Condition at June 24, 1994 reflects a strong and liquid financial position because of the $15,000,000 capital contribution by Abaco. Stockholders' equity prior to the contribution was $3.41 per share. Including the recent capital addition, the total capital was $30,589,000, or $4.60 per share, assuming conversion of the preferred stock, and $6.68 per share without assuming that conversion, as compared to $30,910,000, or $7.07 per share, at June 25, 1993. Subordinated liabilities of $6,750,000 represented 18% of capitalization as of June 24, 1994, as compared to 20% of capitalization as of June 25, 1993.

         On June 22, 1994, the Company borrowed $10,000,000 from Confia S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), a subsidiary of Parent. The stated due date of the loan is December 19, 1994, but it is the non-binding intention of management of the Company and Confia, S.A. to renew this borrowing at that time. Such renewal may be on different terms than the original loan, depending upon market factors and Confia, S.A.'s internal lending policies.

         Rodman's various subordinated borrowings have maturities at dates within the next twelve months, as follows:


September 30, 1994                                  $ 1,000,000
December 31, 1994                                     1,374,000
June 24, 1995                                        10,000,000

        On June 30, 1994, Rodman obtained regulatory approval to repay and repaid $1,876,000 of a subordinated note pursuant to a termination agreement.. The scheduled repayments on September 30, 1994, and December 31, 1994, will be funded from cash reserves. The $10,000,000 subordinated borrowing is part of a senior subordinated revolving credit facility between Rodman and the Company terminating on June 15, 1998, which facility is currently funded by the Company loan from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend this subordinated borrowing through June 1998. To the extent that such subordinated borrowing is required for Rodman's continued compliance with minimum net capital requirements, it may not be repaid. If the subordinated debt is not repaid to the Company by Rodman and if the borrowing between the Company and Confia, S. A. is not renewed, this would require the Company to seek third party sources of funds. See Notes 11 and 14 to the Consolidated Financial Statements. All other subordinated borrowings are from unrelated parties.

         The Company's assets are substantially comprised of customer-related receivables and securities inventory, both of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables, proceeds from securities lending, short-term loans from banks and Confia, S.A., and other payables. Additionally, the Company maintains established lines of credit with large financial institutions which include daily demand loans, letters of credit and reverse repurchase agreements to meet financing needs. The Company does not participate in domestic merchant banking activities or bridge loans.

         In fiscal 1994, the Company generated cash and cash equivalents of $3,188,000 from operating activities. In fiscal 1993 and 1992, the Company's operations used $7,270,000 and $12,106,000, respectively.

         In fiscal 1994, the Company generated $3,732,000 from investing activities, primarily the result of the sale of its London futures and option operations and Chicago Stock Exchange specialist operation. In fiscal 1993 and 1992, investing activities used $926,000 and $724,000, respectively, primarily for the purchase of furniture and equipment.

         In fiscal 1994, the Company generated $5,957,000 from financing activities, which represents debt and equity financing from Abaco and Confia, S.A., net of reductions in short-term bank and subordinated borrowings. Financing activities provided $7,848,000 and $7,650,000 in fiscal 1993 and 1992, respectively, primarily through increases in short-term bank borrowings.

         Although the Company is anticipating two office relocations during the next year, the Company is negotiating tenant build-out concessions to attempt to minimize the impact on the Company's liquidity. The Company does not anticipate any other major capital acquisitions or investments during the next year. Future expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

         As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specified amounts of net capital to meet its customer obligations. See Note 14 to the Consolidated Financial Statements. As of June 24, 1994, Rodman's net capital, as defined, was $30,703,000, which was $25,327,000 in excess of required net capital. As of June 25, 1993, Rodman's net capital was $15,843,000, which was $10,790,000 in excess of required net capital.

INFLATION

         The Company's assets are primarily monetary, consisting of cash, securities inventory, and receivables. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of its services.

CERTAIN ACCOUNTING MATTERS

         During fiscal year 1993 Rodman implemented three accounting changes:

         1. Rodman changed its method of accounting for commission revenue and expenses for commodity transactions executed for introducing brokers. For 1993, the net commission retained by the Company was recorded as revenue. In previous years, the entire amount of commissions charged to customers on introducing brokers were recorded as commission expense. See Note 2 for the effects on the Financial Statements.

         2. Rodman changed its method of accounting for securities owned by customers which are held as margin on future and options transactions. These securities are netted against the offsetting liability to the customer. Previously, the customer owned securities amounts were not netted.

         3. Rodman adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change was an $18,000 benefit.

Rodman believes these accounting changes better reflect the economic service and substance of the transactions.

         In December 1990, the Financial Accounting Standards Board ("FASB") issued SFAS No. 106, "Accounting for Post retirement Benefits Other than Pensions." In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployement Benefits." The Company currently maintains no plans which are subject to the provisions of SFAS No. 106 or SFAS No. 112. Accordingly, the implementation of SFAS No. 106 and SFAS No. 112 are expected to have no effect on the Company's financial statements.

         In 1992 the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Effective for fiscal years beginning after December 15, 1993, SFAS No. 115 will require the

Company to classify its investments in debt and qualifying equity securities into three categories: "trading," "available-for-sale" or "held-to-maturity." Securities that are classified as trading and available-for-sale are required to be recorded at fair value. The Company does not believe that the implementation of SFAS No. 115 will have a material effect on the Company's financial position or results of operations.

         On April 11, 1994 the Board of Directors voted to change the Company's fiscal year end to December 31. Accordingly, the Company's next reporting period will be from June 25, 1994 through December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is submitted as a separate section of this report. (See Index on page 36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
The following table sets forth for each of the Company's current directors and executive officers his age, current positions with the Company, period of service and business experience for the past five years:

Alexander C. Anderson                              Age 47; Director since April 11, 1994; Research Director of Abaco since 1989.

Paul C. Blackman                                   Age 53; Director, Executive Vice President of the Company since April 11, 1994;
                                                   Senior Vice President of the Company since 1993; Senior Vice President of Dean
                                                   Witter Reynolds Inc., a financial services firm, from 1990 to 1993; General
                                                   Partner and National Sales Manager of Cowen & Co., a financial services firm, from 1979 to 1990.

Eduardo Camarena Legaspi                           Age 44; Director since 1993; Chief Executive Officer of Abaco since 1991;
                                                   Director of Abaco since 1985, Director of Parent since 1992 and Director of
                                                   Confia, S.A., since 1991.

Charles W. Daggs, III                              Age 47; Director, President and Chief Executive Officer of the Company and
                                                   President of Rodman since April 11, 1994; Senior Managing Director, Bear
                                                   Stearns & Co., Incorporated, a financial services firm, from 1991 to 1994;
                                                   Chairman and Chief Executive Officer of Sutro & Co. Incorporated, a financial services firm, from 1986 to 1990.

Jorge Antonio Garcia Garza                         Age 33; Director since 1993; General Counsel, Secretary of the Board of
                                                   Directors of Parent since 1992; General Counsel of Abaco since 1985 and
                                                   Secretary of Abaco's Board of Directors since 1986; General Counsel of Confia,
                                                   S.A. since 1992, Secretary of the Board of Directors of Confia, S.A. since 1993 and Director of Confia, S.A. since 1991.

John T. Hague                                      Age 39; Executive Vice President and Chief Financial Officer of the Company
                                                   since June 28, 1994; Executive Vice President and Director of Internal Audit of
                                                   the Company from April 11, 1994 to June 28, 1994; Senior Manager with Deloitte
                                                   & Touche, a certified public accounting firm, from 1990 to April, 1994; partner with Spicer & Oppenheim, a certified public accounting firm, from 1988 to 1990.

Francis L. Kirby                                   Age 50; Director since September 8, 1994; Executive Vice President of the
                                                   Company since June 24, 1994; Senior Vice President of Oppenheimer & Co., Inc.,
                                                   a financial services firm, from May 1993 to June 1994; Director and Executive
                                                   Vice President of the Company prior thereto.

Scott H. Lang                                      Age 48; Director since 1985; Executive Vice President of the Company and
                                                   Managing Director of Rodman's Investment Banking Department since 1986.
                                                   Mr. Lang also serves as a director of Pacific International Services Corp. and of Thomas Group, Inc.

Jorge Lankenau Rocha                               Age 50; Chairman of the Board of the Company and Director since 1993; Chairman of the Board of Parent since 1992 and of Abaco since 1985; Chief Executive
                                                   Officer of Abaco from 1985 to 1991;  Chairman of the Board and Chief Executive
                                                   Officer of Confia S.A., since 1991.

Thomas E. Meade                                    Age 53; Director since March 18, 1994; Founder and President of Private Capital
                                                   Management, Inc., an investment management firm, since 1993; President of
                                                   Fidelity Brokerage, a securities brokerage firm, from 1992 to 1993; President of Kemper Securities/Boettcher, a securities brokerage firm, from 1988 to 1992.

Mauricio Morales Sada                              Age 33; Director since 1993; Vice President of Sales of Abaco since 1993;
                                                   securities broker for Abaco prior thereto.

Richard Pigott                                     Age 54; Director since March 18, 1994; corporate merger and acquisition advisor and private investor since 1988.

Keith F. Pinsoneault                               Age 47; Executive Vice President and Chief Operating Officer of the Company
                                                   since September 8, 1994; Executive Vice President of the Company since June 1,
                                                   1994; Senior Portfolio Manager for Harris Bretall Sullivan & Smith from 1991 to
                                                   June 1994; Portfolio Manager for McCullough Andrews & Cappiello from 1990 to
                                                   1991; President and Chief Operating Officer of Sutro & Co. Incorporated prior thereto.

David S. Ruder                                     Age 65; Director since 1993; Professor of Law, Northwestern University School of
                                                   Law; partner in the Chicago office of Baker & McKenzie, an international law firm, from 1990 to June 1994 and Senior Counsel since June 1994;  Chairman of the Securities and Exchange Commission from 1987 to 1989; Member of the Board of Governors of the National Association of Securities Dealers, Inc., from 1990 to 1993.  Mr. Ruder also serves as a Director of Quixote Corporation.

Joseph P. Shanahan                                 Age 47; Director since 1993; President since 1992 of Abaco International
                                                   Corporation, a wholly-owned subsidiary of Abaco and a registered broker-dealer and member of the National Association of Securities Dealers, Inc., based in
                                                   New York City; Vice President of the Company and President of Rodman from
                                                   January to April, 1994; Treasurer/Managing Director of Keane Securities Co.,
                                                   from 1980 to 1990, and consultant to Excalibur Management, Ltd., from 1990 to
                                                   1992.

David H. Shulman                                   Age 32; Managing Director of Rodman's Fixed Income Group since February 14,
                                                   1994; Rodman's First Vice President and Sales Manager for New York Taxable
                                                   Fixed Income from 1990 to February 14, 1994; Vice President of Institutional
                                                   Sales for Salomon Brothers, an investment banking firm, prior thereto.

Frederick G. Uhlmann                               Age 64; Director from 1989 to 1993 and since April 11, 1994; Executive Vice
                                                   President of the Company and Rodman since 1990; Senior Vice President of the
                                                   Company and Rodman from 1988 to 1990.

James D. Van De Graaff                             Age 34; Executive Vice President, General Counsel and Secretary of the Company
                                                   since March 14, 1994; Attorney with Baker & McKenzie, attorneys at law, since
                                                   1987.

         All directors of the Company will serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. All officers of the Company serve at the discretion of the Board of Directors. Certain of the Company's executive officers serve as officers and directors of other subsidiaries of the Company not specified in the preceding discussion. There is no family relationship among any of the executive officers or directors of the Company.

         Pursuant to the Acquisition Agreement dated as of November 17, 1993 (the "Acquisition Agreement") among the Company, Abaco and Parent, the Company's Board of Directors (i) amended the Company's by-laws to (A) provide for not less than eleven and not more than 21 directors, (B) eliminate the staggered board provisions, (C) provide that directors must be Independent Directors (as defined below), Parent Directors (as defined below), or employees of the company or its affiliates and (D) provide that the term of any director who ceases to qualify as provided in clause (C) will terminate, and (ii) reconstituted the Company's Board to consist of Parent Directors, Independent Directors and Company Directors (as defined below).

         An "Independent Director" means any person designated by Parent who
(i) is in fact independent and qualifies as an independent director in accordance with the New York Stock Exchange Rules, (ii) is not connected with Parent or the Company or any of their respective affiliates as an officer, employee, trustee, partner, director (other than of the Company) or person performing similar functions and (iii) has not been employed by the Company or any of its subsidiaries during the preceding year. Messrs. Meade and Pigott are the current Independent Directors. "Parent Directors" means such persons as are designated by Parent. Messrs. Anderson, Camarena, Daggs, Garcia, Lankenau, Morales, Ruder and Shanahan are the current Parent Directors. "Company Directors" currently means the following persons: Messrs. Blackman, Kirby, Lang and Uhlmann; provided that in the event that any of such directors resigns or otherwise ceases to be a director for any reason, then, until December 21, 1996, the other Company Directors will have the right, by majority vote, to designate a replacement for such director except in situations involving reduction of the number of directors, which during such period will in no event reduce the number of Company Directors below three. There is currently one vacancy among the directorships held by Company Directors. The other Company Directors designated Messrs. Blackman, Kirby and Uhlmann pursuant to this provision. The Acquisition Agreement provides that until December 21, 1996, (i) the Board will consist of not less than eleven directors and that the number of Parent Directors will be equal to one more than the total number of other Directors, who will consist solely of two Independent Directors and the Company Directors, and (ii) the Board's audit committee and compensation committee shall consist solely of Independent Directors.

STOCK OWNERSHIP AND TRADING REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file initial stock ownership reports and reports of changes in ownership with the SEC and the NYSE. They also must furnish a copy of these reports to the Company. Kurt B. Karmin, former chairman and chief executive officer and a former director of the Company, informed the Company that, in addition to delinquencies reported in the Company's proxy statement dated April 25, 1994, during the Company's last fiscal year Mr. Karmin filed two late Form 4s with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for each of the Company's last three completed fiscal years for the following persons (the "named executive officers"): each person serving as the Company's chief executive officer during the last completed fiscal year, the Company's four most highly compensated executive officers, other than the chief executive officer, at the end of the last fiscal year, and one additional individual who would have been among the four most highly compensated executive officers but for the fact that he was not serving as an executive officer at the end of the fiscal year.


                          SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                     Annual Compensation                        Compensation
                                 ----------------------------------------------------------     ------------        All Other
                                                                                                Securities         ------------
                                                                         Other Annual           Underlying         Compensation
Name and Principal Position      Year    Salary($)     Bonus ($)(1)      Compensation($)(2)     Options(#)            ($)(3)
- - ---------------------------      ----    ---------     ------------      ------------------     -----------        ------------
Charles W.Daggs III(4)           1994     68,269         500,000              -0-                100,000              10,000
President and Chief
Executive Officer

Scott H. Lang                    1994    150,000         437,257            9,191                    -0-                 873
Executive Vice President         1993    150,000             -0-            3,089                  8,500               8,441
                                 1992    150,000         225,160            1,922                    -0-

David H. Shulman(5)              1994    299,363             -0-        1,031,263                  5,000                 873
Managing Director,
Rodman Fixed Income
Group

Frederick G. Uhlmann             1994    153,333         100,000          153,893                    -0-                 873
Executive Vice President         1993    100,000          25,000          163,408                  2,250               3,841
                                 1992    100,000          25,000          105,708                    -0-

Kurt B. Karmin(8)                1994     43,750             -0-          165,178                    -0-                 -0-
Chairman of the Board of         1993     75,000          40,083          236,697                 15,000              16,263
Directors and Chief              1992     75,000          72,000          294,769                    -0-
Executive Officer

Victor C. Chigas(6)              1994        -0-          15,619          480,514                    -0-                 -0-
Executive Vice President         1993        -0-          56,741        1,164,444                 14,000              47,686
                                 1992        -0-             -0-          984,093                    -0-

Lawrence R. Helfand(7)           1994    125,000             -0-          143,087                    -0-                 -0-
Executive Vice President         1993    100,000          60,000          137,475                 10,000              12,182
                                 1992    100,000          50,000          115,912                    -0-

Norman E. Mains (8)              1994    275,000             -0-           29,915                    -0-                 873
President and Chief              1993    275,000          40,083              166                 12,000              17,546
Executive Officer                1992    258,333          98,000              162                 15,000

Joseph P. Shanahan (9)           1994        -0-             -0-              -0-                    -0-                -0-

(1) Except where otherwise noted in the footnotes, bonuses were based on profitability of the specific department or area, or multiple departments or areas, over which the executive had direct responsibility.

(2) These amounts primarily consist of commissions earned from securities and commodities transactions, and include amounts voluntarily deferred under the Company's Voluntary Deferred Compensation Plan.

(3) Amounts included under "All Other Compensation" consist of (i) Company matching funds under the Company's Retirement and Savings Plan and (ii) in the case of Mr. Daggs, $10,000 in relocation expenses. In accordance with the transitional provisions of the rules on executive officer compensation adopted by the SEC, "All Other Compensation" information is excluded for the Company's 1992 fiscal year.

(4) Mr. Daggs joined the Company as President and Chief Executive Officer on April 11, 1994. The amount in the bonus column reflects a one-time signing bonus that he received on May 13, 1994.

(5) Mr. Shulman became an executive officer of the Company on February 14, 1994.

(6) On January 10, 1994, Mr. Chigas was terminated as an officer of the Company.

(7) Mr. Helfand resigned as an officer of the Company on September 16, 1994.

(8) Mr. Karmin was Chairman of the Board and Chief Executive Officer of the Company during a portion of the 1994 fiscal year. On November 16, 1993, he stepped down as Chief Executive Officer, while remaining as Chairman of the Board, and Mr. Norman E. Mains, previously President and Chief Operating Officer, was elected to the additional position of Chief Executive Officer. On January 10, 1994, Mr. Karmin resigned as Chairman of the Board and Mr. Mains was terminated as an officer of the Company. On January 23, 1994, Mr. Karmin resigned as an employee of the Company.

(9) Mr. Shanahan has been President of Abaco International Corporation since 1992. Mr. Shanahan held the office of Executive Vice President of the Company with powers of the Chief Executive Officer from January 10, 1994 to April 11, 1994. During that time, he remained an employee of Abaco International Corporation and received no compensation from the Company.

            The following table presents information as to stock option awards to each of the named executive officers during the fiscal year ended June 24, 1994. No stock appreciation rights were granted.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realizable Value
                                                                                                  at Assumed Annual Rates of
                                                                                                  Stock Price Appreciation
                                              Individual Grants                                   for Option Term (1)
                  ---------------------------------------------------------------------------     ---------------------------
                                                            % of Total
                                              Number of      Options
                                              Securities    Granted to
                                              Underlying    Employees     Exercise
                                                Options     in Fiscal     Price      Expiration
                  Name                        Granted (#)     Year        ($/SH)     Date           5% ($)     10% ($)
                  ----                        -----------    -----       --------   ----------    ----------   -------
                  Charles W. Daggs III        100,000 (2)   34.78%        6.50       04/11/04      78,187       167,272
                  Scott H. Lang                    -           -            -          -             -            -
                  David H. Shulman              5,000 (3)    1.74%        5.625      08/30/98      33,831       72,377
                  Frederick G. Uhlmann             -           -            -          -             -            -
                  Victor C. Chigas (4)             -           -            -          -             -            -
                  Lawrence R. Helfand (4)          -           -            -          -             -            -
                  Kurt B. Karmin (4)               -           -            -          -             -            -
                  Norman E. Mains (4)              -           -            -          -             -            -
                  Joseph P. Shanahan               -           -            -          -             -            -

(1) The dollar amounts in these columns project the amount that could be earned if the common stock appreciates at the annual rates indicated from the date of grant and if the options are held until the expiration dates shown. These rates of appreciation are specified by the applicable rules of the SEC and are not intended to forecast possible future actual appreciation, if any, in the Company's stock prices.

(2) Fifty percent of the options vest on June 30, 1996, and the remaining options vest on June 30, 1997. The options are exercisable upon vesting.

(3) Options vest at 20% per year cumulatively, and are exercisable upon vesting.

(4)  No longer employed by the Company.

         The following table provides information as to the value of the options held by each named executive officer at June 24, 1994. The Company has not granted stock appreciation rights.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                                            Value of
                                                                                   Number of Securities     Unexercised
                                                                                       Underlying           In-the-Money
                                                                                   Unexercised Options      Options at
                                                                                     at FY-End (#)          FY-End ($)(1)
                                          Shares Acquired                            Exercisable/           Exercisable/
Name                                      on Exercise (#)     Value Realized ($)     Unexercisable          Unexercisable
- - ----                                      ---------------     ------------------     -------------          -------------
Charles W. Daggs III                             -               -                   -/100,000(2)               -/-
Scott H. Lang                                 21,000          91,875                     -/-                    -/-
David H. Shulman                                 -               -                   1,400/13,800           150/2,100
Frederick G. Uhlmann                          27,000          120,375                    -/-                    -/-
Victor C. Chigas                              16,720           75,085                    -/-                    -/-
Lawrence R. Helfand                           32,100          156,863                    -/-                    -/-
Kurt B. Karmin                                35,000          153,125                    -/-                    -/-
Norman E. Mains                               35,000          192,500                    -/-                    -/-
Joseph P. Shanahan                               -               -                       -/-                    -/-

(1)  Based on a closing stock price of $5.25 per share on June 24, 1994.

(2)  Out-of-the-money options.

REMUNERATION OF DIRECTORS

Directors who are not otherwise employed by Parent, Abaco, the Company or a subsidiary of the Company are entitled to receive:

         . $2,500 for each meeting of the Board of Directors attended in person;
         . $500 for each meeting of the Board of Directors attended by telephone;
         . $2,500 for each meeting of a committee of the Board of Directors attended in person (unless such meeting is on the same day as a meeting of the Board of Directors); and
         . $500 for each meeting of a committee of the Board of Directors attended by telephone;

provided that such directors receive a minimum remuneration of $25,000 per fiscal year. Directors who are otherwise employed by Parent, Abaco, the Company or a subsidiary of the Company are not entitled to any additional compensation for serving as directors.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         On June 28, 1993, the Company entered into a Change of Control Employment Agreement with Norman E. Mains, who was its President and Chief Operating Officer and a director at that time (the "Mains Agreement"). On January 10, 1994, Mr. Mains was terminated as an officer of the Company and as a result was ineligible to serve on its Board of Directors. The following, which is a description of the Mains Agreement, does not constitute an admission by the Company as to the enforceability of the Mains Agreement or the Company's obligation to pay Mr. Mains pursuant to its terms. The Company has thus far paid Mr. Mains certain sums while reserving all of its rights and defenses.

         The Mains Agreement provided that following a Change of Control, as defined therein (which Change of Control occurred upon the consummation of Abaco's acquisition of a controlling interest in the Company), the Company would employ Mr. Mains until June 30, 1995 (the "Employment Period"), and he agreed to continue his employment with the Company until at least one year after the Change of Control. During the Employment Period, the Company could terminate him for "Cause," which included the commission of any felony, the habitual neglect of duties (other than on account of disability), willful breach of duty in the course of employment and inability to perform due to habitual alcohol or drug addiction. Mr. Mains could terminate his employment during the Employment Period for "Good Reason," which included the assignment to him of duties other than senior executive and administrative duties at least commensurate in all material respects with his experience and abilities or the Company's requiring him to be based at a location which is more than 25 miles from the location where he was employed before the Change of Control. If Mr. Mains' employment were terminated without Cause or he were to terminate employment for Good Reason, then he would be entitled to receive his base salary, bonus and benefits described below as if he had remained employed throughout the Employment Period (at the times he would have been entitled to receive such amounts). Subject to the aforementioned reservation of rights and defenses, the Company has paid Mr. Mains compensation pursuant to the Mains Agreement as specified for a termination without cause.

         The Mains Agreement provides that Mr. Mains would be paid an annual base salary until June 30, 1995 ("during the Employment Period") in an amount at least equal to twelve times his highest monthly base salary during the twelve-month period before the Change of Control. (See "Summary Compensation Table" for information concerning Mr. Mains' past compensation.) In addition to the base salary, Mr. Mains would be entitled to a bonus for each fiscal year within the Employment Period in an amount equal to 2% of Pre-Tax Income (as defined in the Mains Agreement) of the Company.

         The Company also entered into Change of Control Employment Agreements with other officers of the Company prior to the Abaco acquistion.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Charles W. Daggs, III, who was appointed Chief Executive Officer of the Company effective April 11, 1994. Under the agreement, Mr. Daggs received a one-time signing bonus of $500,000 on May 13, 1994. His base salary is $300,000 per year. Further, as approved by the Company's stockholders at its June 1, 1994 meeting, Mr. Daggs will receive performance-based compensation for each of the two twelve-month periods commencing July 1, 1994 and July 1, 1995 as follows:

Company's Income Before Taxes ("IBT") (Without           Performance-Based Compensation
Giving Effect to Performance-Based Compensation)
$0 - $5,000,000                                          5% of IBT
$5,000,000.01 - $10,000,000                              $250,000 plus 7.5% of IBT exceeding $5,000,000
$10,000,000.01 - $15,000,000                             $625,000 plus 10% of IBT exceeding $10,000,000

More than $15,000,000                                    $1,125,000 plus percentage of IBT exceeding
                                                         $15,000,000 to be determined by the Board of
                                                         Directors of the Company but not to exceed 5%.

Notwithstanding the foregoing, the performance-based compensation for each of the two twelve-month periods will be no less than $600,000. Mr. Daggs will receive no portion of the performance-based compensation for a period unless he is employed by the Company at the end of the period.

         Pursuant to the terms of his agreement, the Company also has granted to Mr. Daggs options to purchase 100,000 shares of Common Stock at a price of $6.50 per share, the fair market value of the Common Stock on his first day of employment. 50% of such options will become exercisable on June 30, 1996, and the remaining 50% will become exercisable on June 30, 1997, in each case provided that Mr. Daggs is employed by the Company on such dates.

         Mr. Daggs' agreement will be in effect through June 30, 1996, subject to extension by mutual agreement and subject to earlier termination by the Company for cause or upon Mr. Daggs' death or disability.

         On February 14, 1994, Rodman also entered into an employment agreement with David H. Shulman, previously a First Vice President of Rodman, pursuant to which Mr. Shulman assumed the position of Managing Director of the Fixed Income Group of Rodman. Under the agreement, Mr. Shulman will receive fixed compensation of $1,300,000 per year, plus additional compensation equal to 15% of the net pretax profits of the Fixed Income Group. The agreement is for a term of three years commencing February 14, 1994, although Rodman may terminate it for cause or upon Mr. Shulman's death or disability. In the event that Rodman terminates Mr. Shulman without cause, Mr. Shulman will be entitled to receive the fixed compensation plus all other employee benefits for the remainder of the term of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Since March 18, 1994, the sole members of the Company's Compensation Committee have been the Company's Independent Directors, Thomas E. Meade and Richard Pigott. Neither is or has been an officer or employee of the Company or any of its subsidiaries. In January, 1994, prior to his appointment as a Director of the Company, Mr. Meade entered into an arrangement with the Company pursuant to which the Company paid Mr. Meade a fee of $225,000 for his assistance to the Company in its search for a new chief executive officer.

         Mr. Victor C. Chigas, Mr. Norman E. Mains, Mr. Frederick C. Uhlmann and Mr. Mark G. Grant, who served during a portion of the fiscal year ended June 24, 1994 as members of the Compensation Committee, were each, during a portion of such year, executive officers of the Company. Mr. Gregory P. Quinlivan, Mr. Lawrence R. Helfand, Mr. Kenneth M. Karmin and Mr. Francis L. Kirby, who served during a portion of the fiscal year ended June 24, 1994 as members of a Stock Option Committee appointed by the Company's Board of Directors, were each, during a portion of such year, executive officers of the Company.

         Mr. Vaughan R. Blake, a director of the Company during the fiscal year ended June 24, 1994, who served as a member of the Company's Compensation Committee during a portion of such year, was during that time a managing director for Creditanstalt International Advisers, Inc., an investment banking subsidiary of Creditanstalt-Bankverein, which entered into a lease of office space to the Company in November 1992 for a five-year term, at a monthly rental of approximately $12,000 subject to certain escalation provisions. Creditanstalt-Bankverein also made a $3.5 million subordinated loan to the Company in 1990 (simultaneously with an equity investment that has since been sold to an outside third party), bearing interest at a rate, at June 24, 1994, 6.375%. During the fiscal year ended June 24, 1994, Creditanstalt-Bankverein received interest payments from the Company aggregating $464,673.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by (i) each stockholder owning more than 5% of the outstanding Common Stock, (ii) each director of the Company;
(iii) each person serving as the Company's chief executive officer during the last completed fiscal year, the Company's four most highly compensated executive officers, other than the chief executive officer, at the end of the last fiscal year, and one additional individual who would have been among the four most highly compensated executive officers but the for fact that he was not serving as an executive officer at the end of the fiscal year and (iv) all current directors and executive officers of the Company as a group. Messrs. Chigas, Helfand, Karmin, and Mains are no longer employed by the Company and all options granted to them by the Company have been cancelled. The information for all persons listed on the table is as of August 31, 1994.

                                                          Amount and Nature of
 Identity of Holder                                     Beneficial Ownership (1)      Percent of Class (2)
 ------------------                                     ------------------------      --------------------
 Abaco (3)
 Montes Rocallosos
 505 Sur, Residential San Agustin, 66260
 Garza Garcia, N.L. Mexico                                      2,363,003                    51.63%

 Marshall S. Geller (4)
 1875 Century Park East, Suite 1770
 Los Angeles, California 90067                                   229,304                      5.01%

 Victor C. Chigas (5)
 400 E. Randolph #3005
 Chicago, IL 60601                                               16,720                          *

 Lawrence R. Helfand
 860 N. Lake Shore Drive #7M
 Chicago, IL 60611                                               46,751                       1.02%

 Kurt B. Karmin (5)
 924 Fisher Lane
 Winnetka, IL  60091                                             35,000                          *

 Norman E. Mains (5)
 1065 Fisher Lane
 Winnetka, IL  60091                                             35,000                          *

 The business address of each of the following persons is:
 Rodman & Renshaw, Inc.
 120 S. Lasalle St.
 Chicago, IL  60603

 Alexander Anderson (6)                                               0                          -
 Paul C. Blackman                                                 2,575                          *
 eDUARDO cAMARENA lEGASPI (6)                                         0                          -
 Charles W. Daggs III                                                 0                          -
 Jorge Antonio Garcia Garza (6)                                       0                          -
 Francis L. Kirby                                                     0                          -
 Scott H. Lang                                                   50,860                       1.11%
 Jorge Lankenau Rocha (6)                                             0                          -
 Thomas E. Meade                                                      0                          -
 Mauricio Morales Sada (6)                                            0                          -
 Richard Pigott                                                     500                          *

 David S. Ruder                                                       0                 -
 Joseph P. Shanahan (6)                                               0                 -
 David H. Shulman                                                 7,800                 *
 Frederick G. Uhlmann                                            35,563                 *
 All current directors and executive officers as
 a group (18 persons)
                                                                 96,798               2.11%
 * Less than 1%

(1) Includes 22,025 shares of common stock of the Company subject to stock options vested under the Company's Incentive Stock Option Plan adopted in 1983, as amended and restated in 1988, and as amended in 1991, and exercisable within 60 days after August 31, 1994. Of those, the following numbers of shares are subject to stock options exercisable within 60 days after August 31, 1994: Mr. Shulman 400. For each of the following persons, the number of shares of common stock shown as owned in the table includes shares, as follows, subject to a contract with Abaco dated as of January 10, 1994, under which Abaco will acquire such shares in January, 1995, at a purchase price of $10.50 per share plus interest at 4% per annum: Mr. Chigas, 16,720 shares; Mr. Helfand, 32,100 shares; Mr. Karmin 35,000 shares; Mr. Lang, 21,000 shares; Mr. Mains 35,000 shares; and Mr. Uhlmann, 27,000 shares.

(2) Pursuant to the requirements of Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, percentage ownership is calculated as if the shares subject to immediately exercisable stock options (including options which become exercisable within 60 days) held by the persons identified in the above table had been issued to them and were outstanding, as of August 31, 1994, or within 60 days thereafter.

(3) Parent, Abaco Grupo Financiero, S.A. de C.V., also is deemed the beneficial owner of Abaco's common stock. The figure in the table does not include 2,068,965 shares of common stock that Abaco will receive if the conversion of its preferred stock is approved. See
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Upon such conversion, Abaco would own 4,431,968 shares, or approximately 67%, of the common stock then outstanding. Abaco also has the right to acquire common stock from the Company if the Company issues stock and the result is that Abaco beneficially owns less than 51% of the total voting power of the Company's stock. See also Note 1, above.

(4)      Based upon a Schedule 13D received from Mr. Geller.

(5)      Based upon the records of the Company's transfer agent.

(6) Not included are 2,363,003 shares held by Abaco, of which the referenced person is a director and/or officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 22, 1994, the Company borrowed $10,000,000 from Confia, S.A., a subsidiary of Parent. The stated due date of the indebtedness is December 19, 1994, but it is the non-binding intention of management of the Company and Confia, S.A. to renew the borrowing at that time. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The principal amount bears interest at a rate of 11.5% per year. The Company paid a commitment fee of $50,000 to Confia, S.A. for the loan, which is Confia, S.A.'s standard fee for loans in such amount.

         In addition, effective June 24, 1994, the Company issued to Abaco for $15,000,000 150 shares of nonvoting preferred stock convertible into the Company's common stock at a rate of $7.25 of the preferred stock purchase price per share of common stock. The conversion remains subject to approval by the Company's stockholders, which is expected at a special meeting to be held in the fall of 1994. Upon such approval, the preferred stock held by Abaco will automatically convert into 2,068,965 shares of common stock without any further payment or other action by Abaco. Following the conversion, Abaco would own 4,431,968 shares, or approximately 67%, of the common stock then outstanding.

         David S. Ruder, a Director of the Company, is Senior Counsel to Baker & McKenzie. Baker & McKenzie performs legal services for the Company.

         See also "Item 11 - Executive Compensation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


         (a)     The following documents are filed as part of this report:

                 (1) The following are Consolidated Financial Statements of Rodman & Renshaw Capital Group, Inc. and Subsidiaries:

                       Consolidated Statements of Financial Condition - June 24, 1994 and June 25, 1993.

                       Consolidated Statements of Operations - Years ended June 24, 1994, June 25, 1993, and June 26, 1992.

                       Consolidated Statements of Stockholders' Equity - Years ended June 24, 1994, June 25, 1993 and June 26, 1992.

                       Consolidated Statements of Cash Flows - Years ended June 24, 1994, June 25, 1993, and June 26, 1992.

                       Notes to Consolidated Financial Statements.

                 (2)   Schedule IX Short Term Borrowings.

                       Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b)     Reports on Form 8-K

         A report on Form 8-K dated March 13, 1994, was filed during the last quarter of the period covered by this report. The filing reported certain changes in the Board of Directors of the Registrant and a change in the Registrant's fiscal year under Item 5 of Form 8-K.

(c) Exhibits - The following exhibits are included herein or are incorporated herein by reference:

         (3)     Certificate of Incorporation and By-laws

                 3.1      Certificate of Incorporation

                 3.2      By-laws

         (4)     Instruments Defining the Rights of Security Holders

                 4.1 Certificate of Designations of Rights, Privileges and Restrictions of Series A Non-Voting Convertible Preferred Stock

         (10) Material Contracts (Asterisk indicates management contracts or compensatory plans or arrangements)

                 10.1 Rodman & Renshaw Capital Group, Inc. Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1994.*

                 10.2 Rodman & Renshaw Capital Group, Inc. 1994 Stock Option Plan - incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 25, 1994.*

                 10.3 Lease Agreement dated October 20, 1980 - incorporated by reference to Exhibit 10.3 to the Company's Form S-1 Registration Statement (Reg. No. 33-4649), which became effective on May 29, 1986.

                 10.4        Deferred Compensation Plan (dated January 1, 1993)
                             - incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

                 10.5        Deferred Compensation Trust (dated January 1,
                             1993) - incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

                 10.6 Supplemental Executive Retirement Plan (dated January 1, 1993) - incorporated by reference to
                             Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

                 10.7 Supplemental Executive Retirement Trust (dated January 1, 1993) - incorporated by reference to
                             Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

                 10.8 Stock Purchase Agreement dated June 24, 1994 between the Company and Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero.

                 10.9 Loan agreement between the Company and Confia, S.A. dated June 22, 1994.

                 10.10 Employment agreement between the Company and Charles W. Daggs, III dated April 11, 1994.*

                 10.11 Employment agreement between Rodman & Renshaw, Inc. and David H. Shulman dated February, 1994.*

                 10.12 Employment agreement between the Company and F.L. Kirby dated June 20, 1994.*

         (21)    Subsidiaries of the Registrant

                 21.1        Subsidiaries of the Registrant.

         (23)    Consents of Experts and Counsel

                 23.1        Consent of Deloitte & Touche L.L.P.

         (27)    Financial Data Schedule

                 27.1        Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                      RODMAN & RENSHAW CAPITAL GROUP, INC.

By:      /s/ Charles W. Daggs, III
         ------------------------------
         Charles W. Daggs, III
         President and Chief Executive Officer

Date:    September 21, 1994

         Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Charles W. Daggs, III                   Date:    September 21, 1994
- - --------------------------
Charles W. Daggs, III
Director, Chief
Executive Officer

/s/John T. Hague                           Date:    September 21, 1994
- - -------------------------
John T. Hague
Chief Financial Officer

/s/David J. Kenneth                        Date:    September 21, 1994
- - ---------------------
David J. Kenneth
Treasurer

/s/Alexander C. Anderson                   Date:    September 21 1994
- - --------------------------
Alexander C. Anderson
Director

/s/Paul C. Blackman                        Date:    September 21, 1994
- - ------------------------------
Paul C. Blackman
Director

/s/Eduardo Camarena Legaspi                Date:    September 21, 1994
- - -----------------------------
Eduardo Camarena Legaspi
Director

/s/Jorge Antonio Garcia Garza              Date:    September 21, 1994
- - -------------------------------
Director

/s/Francis L. Kirby                        Date:    September 21, 1994
- - --------------------
Francis L. Kirby
Director

/s/Scott H. Lang                           Date:   September 21, 1994
- - --------------------------
Scott H. Lang
Director

/s/Jorge Lankenau Rocha                    Date:   September 21, 1994
- - --------------------------
Jorge Lankenau Rocha
Director

/s/ Thomas E. Meade                        Date:   September 21, 1994
- - --------------------------
Thomas E. Meade
Director

/s/Mauricio Morales Sada                   Date:   September 21, 1994
- - --------------------------
Mauricio Morales Sada
Director

/s/Richard Pigott                          Date:   September 21, 1994
- - --------------------------
Richard Pigott
Director

/s/ David S. Ruder                         Date:   September 21, 1994
- - --------------------------
David S. Ruder
Director

/s/ Joseph P. Shanahan                     Date:   September 21, 1994
- - --------------------------
Joseph P. Shanahan
Director

/s/ Frederick G. Uhlmann                   Date:   September 21, 1994
- - --------------------------
Frederick G. Uhlmann
Director

                      RODMAN & RENSHAW CAPITAL GROUP, INC.

          Report on FORM 10-K for the Fiscal Year ended June 24, 1994

                     FINANCIAL STATEMENT AND SCHEDULE INDEX




Independent Auditors' Report                                                         37


Consolidated Statements of Financial Condition-June 24, 1994 and June 25, 1993       38


Consolidated Statements of Operations-Years ended June 24, 1994, June 25,            39
1993, and  June 26, 1992


Consolidated Statements of Stockholders' Equity-Years ended June 24, 1994,           40
June 25, 1993 and June 26, 1992


Consolidated Statements of Cash Flows-Years ended June 24, 1994, June 25,            41
1993, and June 26, 1992


Notes to Consolidated Financial Statements                                           42


Schedule IX - Short Term Borrowings                                                  54


INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Rodman & Renshaw Capital Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. (the "Company," a majority-owned subsidiary of Abaco Casa de Bolsa, S.A. de C.V.) and subsidiaries as of June 24, 1994 and June 25, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 24, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 24, 1994 and June 25, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 1993, the Company and its subsidiaries changed its methods of accounting for commission revenues and expenses for commodity transactions executed for introducing brokers, for securities owned by customers held as margin on futures and options on futures transactions, and for income taxes.





August 19, 1994

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 24, 1994 AND JUNE 25, 1993

- - ----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                        1994                   1993
CASH AND CASH EQUIVALENTS-(including reverse repurchase agreements: 1994 - $13,423,000)   $ 13,998,000          $  1,121,000

CASH AND SHORT-TERM INVESTMENTS REQUIRED TO BE SEGREGATED UNDER FEDERAL
 REGULATIONS (including reverse repurchase agreements: 1994 - $32,500,000;
 1993 - $52,241,000)                                                                        36,837,000            62,799,000

RECEIVABLES:
 Customers                                                                                  57,254,000            56,097,000
 Brokers, dealers, and clearing organizations                                              132,458,000           130,378,000
 Miscellaneous                                                                               5,726,000             7,417,000

SECURITIES OWNED - At market                                                                40,936,000            41,011,000

MEMBERSHIPS IN SECURITY AND COMMODITY EXCHANGES -
 At cost (market value: 1994 - $7,000,000; 1993 - $5,735,000)                                3,854,000             5,149,000

FURNITURE, FIXTURES, AND LEASEHOLD IMPROVEMENTS -
 At cost, less accumulated depreciation and amortization (1994 - $7,408,000;
 1993 - $5,816,000)                                                                          1,987,000             3,609,000

PREPAID EXPENSES AND OTHER ASSETS                                                            5,057,000             5,534,000

RECOVERABLE INCOME TAXES                                                                     1,979,000               329,000

DEFERRED INCOME TAXES - Net of valuation allowance: 1994 - $4,518,000                          578,000               407,000
                                                                                            ----------           -----------
TOTAL ASSETS                                                                              $300,664,000          $313,851,000
                                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

SHORT-TERM NOTES PAYABLE TO BANKS                                                         $ 23,242,000          $ 42,215,000

SHORT-TERM NOTE PAYABLE TO AFFILIATE                                                        10,000,000                 --

PAYABLES:
 Customers                                                                                 118,657,000           121,696,000
 Brokers, dealers, and clearing organizations                                               79,828,000            83,127,000
 Miscellaneous                                                                               1,082,000             3,098,000

SECURITIES SOLD BUT NOT YET PURCHASED - At market                                           13,788,000            15,751,000

ACCRUED COMMISSIONS                                                                          1,715,000             2,394,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                       15,013,000             6,660,000
                                                                                            ----------           -----------
                                                                                           263,325,000           274,941,000

LIABILITIES SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS                                  6,750,000             8,000,000

STOCKHOLDERS' EQUITY:
 Convertible non-voting preferred stock, Series A, $.01 par value;
  5,000,000 shares authorized; 150 shares issued in 1994
 Common stock, $.09 par value; 20,000,000 shares authorized;
  shares issued: 1994 - 4,577,000; 1993 - 4,372,000                                            412,000               393,000
 Additional paid-in capital                                                                 30,935,000            14,774,000
 Retained earnings (accumulated deficit)                                                      (758,000)           15,743,000
                                                                                            ----------           -----------
                                                                                            30,589,000            30,910,000
                                                                                            ----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $300,664,000          $313,851,000
                                                                                          ============          ============



See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 24, 1994, JUNE 25, 1993, AND JUNE 26, 1992

- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                     1994                       1993                   1992
                                                                     ----                       ----                   ----
REVENUES:
   Commissions                                                   $ 29,158,000                $38,718,000            $41,241,000
   Principal                                                       27,313,000                 32,216,000             25,640,000
   Interest                                                         9,213,000                 10,558,000             10,848,000
   Fee Income                                                       7,598,000                  3,145,000              4,728,000
   Net gain on sales of exchange memberships and                    2,551,000                         --                     --
     related assets
   Other                                                            1,484,000                  2,672,000              1,921,000
                                                                 ------------                -----------            -----------
      Total revenues                                               77,317,000                 87,309,000             84,378,000

EXPENSES:
   Employee compensation and benefits                              50,054,000                 50,088,000             47,366,000
   Commissions, floor brokerage, and clearing                       7,141,000                  8,721,000              8,372,000
   Interest                                                         5,714,000                  7,135,000              6,965,000
   Communications                                                   6,063,000                  6,803,000              6,357,000
   Occupancy and equipment                                          5,949,000                  6,461,000              6,076,000
   Professional fees                                                5,227,000                  2,710,000              1,801,000
   Other operating expenses                                        10,785,000                  4,843,000              4,238,000
   Restructuring charge                                             3,815,000                         --                    --
                                                                  -----------                -----------            -----------
      Total expenses                                               94,748,000                 86,761,000             81,175,000
                                                                  -----------                -----------            -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                    (17,431,000)                   548,000              3,203,000

INCOME TAX EXPENSE (BENEFIT)                                         (930,000)                   310,000              1,214,000
                                                                  -----------                -----------            -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING FOR INCOME
   TAXES                                                          (16,501,000)                   238,000              1,989,000

CUMULATIVE EFFECTIVE OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                             --                     18,000                     --
                                                                 ------------                -----------            -----------
NET INCOME (LOSS)                                                $(16,501,000)               $   256,000            $ 1,989,000
                                                                 ============                ===========            ===========
EARNINGS (LOSS) PER SHARE DATA:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING FOR INCOME TAXES                      $      (3.69)               $      0.06            $      0.46

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   INCOME TAXES                                                            --                         --                     --
                                                                 ------------                -----------            -----------
NET INCOME (LOSS) PER COMMON SHARE                               $      (3.69)               $      0.06            $      0.46
                                                                 ============                ===========            ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                      4,472,000                  4,366,000              4,365,000
                                                                 ============                ===========            ===========


See note to consolidted financial statements.

            RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED JUNE 24, 1994, JUNE 25, 1993, AND JUNE 26, 1992

- - ---------------------------------------------------------------------------------------------------------------------
                                                                                       RETAINED
                                                                   ADDITIONAL          EARNINGS
                                  PREFERRED          COMMON         PAID-IN          (ACCUMULATED
                                   STOCK             STOCK          CAPITAL            DEFICIT)              TOTAL

BALANCE, JULY 1, 1991                              $393,000        $14,738,000       $13,498,000          $28,629,000

 Net income for the year                                                               1,989,000            1,989,000
                                  ---------      ----------       ------------       -----------          -----------
BALANCE, JUNE 26, 1992                              393,000         14,738,000        15,487,000           30,618,000

 Net income for the year                                                                 256,000              256,000

 Proceeds from issuance of
  7,200 shares of common
  stock in connection with
  employee stock option plan                                            36,000                                 36,000
                                  ---------      ----------       ------------       -----------          -----------
BALANCE, JUNE 25, 1993                              393,000         14,774,000        15,743,000           30,910,000


 Net loss for the year                                                               (16,501,000)         (16,501,000)

 Proceeds from issuance of
  204,920 shares of common
  stock in connection with
  employee stock option plan                         19,000          1,161,000                              1,180,000

 Proceeds from issuance of
  150 shares of convertible
  non-voting preferred
  stock, Series A, $.01 par
  value                                                             15,000,000                             15,000,000
                                  ---------      ----------       ------------       -----------          -----------

BALANCE, JUNE 24, 1994            $  -             $412,000        $30,935,000       $  (758,000)         $30,589,000
                                  ==========      =========        ===========       ===========          ===========

See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 24, 1994, JUNE 25, 1993, AND JUNE 26, 1992

- - ----------------------------------------------------------------------------------------------------------------------------
                                                                     1994                    1993                    1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $(16,501,000)           $    256,000            $  1,989,000
  Adjustment to reconcile net income(loss) to
    net cash flows from operating activities:
    Write-off of furniture, fixtures and leasehold improvements      748,000
    Gain on sale of exchange memberships and related assets       (2,551,000)               (172,000)
    Depreciation and amortization                                    988,000               1,093,000               1,402,000
    Net changes in certain assets and liabilities:
      Cash and short-term investments required to be
        segregated under federal regulations                      25,962,000             (19,611,000)            (27,938,000)
      Receivables from and payables to customers, brokers,
        dealers and clearing organizations                        (9,575,000)             16,192,000              11,166,000
      Miscellaneous receivables                                    1,691,000              (4,962,000)              1,899,000
      Recoverable income taxes and income taxes payable           (1,617,000)                (73,000)                897,000
      Deferred income taxes                                         (171,000)               (686,000)                (73,000)
      Securities owned                                                75,000              (7,032,000)            (12,035,000)
      Prepaid expenses and other assets                              477,000               3,185,000                (960,000)
      Accounts payable and accrued expenses                        8,320,000               1,685,000               1,575,000
      Accrued commissions                                           (679,000)                 64,000                 528,000
      Miscellaneous payables                                      (2,016,000)             (2,657,000)              1,712,000
      Securities sold but not yet purchased                       (1,963,000)              5,448,000               7,732,000
                                                                ------------            ------------            ------------
         Net cash flows from operating activities                  3,188,000              (7,270,000)            (12,106,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures, and leasehold improvements       (438,000)             (1,302,000)               (721,000)
  Sale of furniture, fixtures and leasehold improvements             324,000
  Purchase of memberships in security and commodity exchanges                                (11,000)                 (3,000)
  Sale of exchange memberships and related assets                  3,846,000                 387,000
                                                                ------------            ------------            ------------
         Net cash flows from investing activities                  3,732,000                (926,000)               (724,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term notes payable to banks   (18,973,000)              8,312,000               7,650,000
  Proceeds from short-term note payable issued to affiliate       10,000,000
  Proceeds from issuance of notes subordinated to claims of
    general creditors                                                                      4,500,000
  Payment of notes subordinated to claims of general creditors    (1,250,000)             (5,000,000)
  Proceeds from issuance of common stock in connection with
    stock option plan                                              1,180,000                  36,000
  Proceeds from issuance of convertible non-voting preferred
    stock                                                         15,000,000
                                                                ------------            ------------            ------------
         Net cash flows from financing activities                  5,957,000               7,848,000               7,650,000
                                                                ------------            ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,877,000                (348,000)             (5,180,000)

CASH AND CASH EQUIVALENTS - Beginning of year                      1,121,000               1,469,000               6,649,000
                                                                ------------            ------------            ------------

CASH AND CASH EQUIVALENTS - End of year                         $ 13,998,000            $  1,121,000            $  1,469,000
                                                                ============            ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $  5,720,000            $  7,135,000            $  7,252,000
                                                                ============            ============            ============

  Cash paid for income taxes                                    $    824,000            $  1,006,000            $    411,000
                                                                ============            ============            ============


See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JUNE 24, 1994, JUNE 25, 1993, AND JUNE 26, 1992
- - ------------------------------------------------------------------------------

 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts and transactions of Rodman & Renshaw Capital Group, Inc. (the "Company") and its subsidiaries, all of which are wholly owned, including Rodman & Renshaw, Inc. ("Rodman"), the Company's principal subsidiary, which is a registered broker-dealer and futures commission merchant. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V. ("Abaco"), is a brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V. ("Abaco Grupo"). Abaco Grupo is a multi-faceted financial services holding company based in Monterey, Mexico. Abaco acquired its majority interest in the Company through a tender offer of common shares completed on December 21, 1993.

       FISCAL YEAR - The Company's fiscal years are the 52/53-week accounting periods ended the last Friday in June.

       REVENUE RECOGNITION - Purchases and sales of securities and the related commission revenue and expenses are recorded on a settlement date basis. The effect of recording these transactions on a trade date basis would not result in a material difference. Commodity transactions and resulting gains and losses are recorded on a trade date basis. Commission revenues and expenses related to customers' commodity transactions are recognized on a half-turn transaction basis.

       CASH AND CASH EQUIVALENTS - The Company considers unrestricted cash and firm-owned investments with maturities of three months or less when purchased to be cash and cash equivalents.

       REVERSE REPURCHASE AGREEMENTS - Reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, including accrued interest.

       SECURITIES OWNED - Securities owned and securities sold but not yet purchased are recorded at market value. Unrealized gains and losses are included in income. Investments in limited partnerships are recorded at cost, except for those partnerships in which the Company exercises significant influence. Such investments are recorded on the basis of the Company's equity therein.

       FURNITURE, FIXTURES AND LEASEHOLD IMPROVEMENTS - Furniture, fixtures and leasehold improvements are reported at cost, net of accumulated depreciation and amortization. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the improvements or the noncancelable period of the related lease.

       INCOME TAXES - The Company and its subsidiaries file a consolidated federal income tax return. In 1994 and 1993, provision for income taxes includes deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities using the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In

       1992, the provision for income taxes included deferred taxes based on the provisions of Opinion No. 11 of the Accounting Principles Board.

       EARNINGS (LOSS) PER SHARE - Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding of 4,472,000 in 1994, 4,366,000 in 1993 and 4,365,000 in 1992. The effect of stock options is not material.

       PRIOR YEAR RECLASSIFICATIONS - Certain reclassifications have been made to prior years amounts to conform to current year presentations.

 2.    ACCOUNTING CHANGES

       In the first quarter of fiscal 1993, the Company implemented the three accounting changes described below:

       The Company changed its method of accounting for commission revenue and expenses for commodity transactions executed for introducing brokers. For 1994 and 1993, the net commission retained by the Company was recorded as revenue. Previously, the entire amount of commission charged to customers on introducing broker transactions was recognized as revenue, and amounts rebated to introducing brokers were recorded as commission expense. The Company believes that the change better reflects the economic services provided in introducing brokers' activities. The change did not affect net income.

       The second change was in the method of accounting for securities owned by customers which are held as margin on futures and options transactions. These securities are netted against the offsetting liability to the customer. Previously, the customer-owned securities amounts were not netted. The Company believes that the change better reflects the substance of transactions with customers.

       The third change was the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." A cumulative benefit in 1993 of $18,000 resulted from this accounting change. Adoption of this Standard did not have a material effect on 1993 results.

       The following schedule reflects the reported and pro forma changes related to the accounting for commission revenues and expenses on customer transactions originated from introducing brokers.


                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                  AS REPORTED      PRO FORMA
                                                  YEAR ENDED       YEAR ENDED
                                                 JUNE 26, 1992    JUNE 26, 1992
Revenues:
  Total revenues                                 $84,378,000       $80,606,000

Expenses:
  Total expenses                                 $81,175,000       $77,403,000


3.     RESTRUCTURING CHARGE

       In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $3,815,000 related to the Company's decision to move from its office space at its Chicago and New York premises. This nonrecurring charge includes write-off of leasehold improvements and charges for future obligations on noncancelable occupancy leases (net of rent abatement liability), lease termination penalties and anticipated moving costs.

       Included in the restructuring charge is the noncash write-off of leasehold improvements totaling $568,000. Restructuring charges for obligations on noncancelable occupancy leases, lease termination penalties and anticipated moving costs relate to future cash outflows. Accrued expenses at June 24, 1994 include $2,997,000 for lease termination costs payable in future fiscal years as follows: 1995 - $1,704,000; 1996 - $1,205,000; 1997 - $42,000; 1998 - $42,000; and 1999
       - $4,000.

 4.    REVERSE REPURCHASE AGREEMENTS

       The Company was a party to reverse repurchase agreements with various financial institutions. These agreements were made to enhance yields on amounts required to be segregated under federal regulations and to meet the financing needs of certain short security positions. The Company's risk under the agreements is that the market values of the underlying assets become insufficient to protect the Company in the event of default by the counterparty. This risk is mitigated by the short-term nature of the agreements.

       At June 24, 1994, reverse repurchase agreements totaling $32,500,000 earned interest at rates ranging from 4.07% to 4.20%, matured at dates ranging from June 27, 1994 to June 30, 1994, and were collateralized by U.S. Treasury notes and bonds with an approximate market value of $32,397,000, held in a designated safekeeping account pursuant to segregation requirements specified under Rule 1.26 of the Commodity Futures Trading Commission (the "CFTC"). At June 25, 1993, reverse repurchase agreements totaling $52,241,000 earned interest at rates ranging from 2.85% to 3.15%, matured on June 28, 1993, and were collateralized by U.S. Treasury bonds with an approximate market value of $52,339,000.

       At June 24, 1994, reverse repurchase agreements of $13,423,000, included in cash and cash equivalents, earned interest at rates ranging from 2.37% to 3.76%, matured at dates ranging from June 27, 1994 to July 21, 1994, and were collateralized by U.S. Treasury notes with an approximate market value of $13,162,000.

 5.    ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

       Rodman is required under the Commodity Exchange Act (the "Act") to account for and segregate all customer assets, as defined by the Act, in connection with transactions in regulated commodities. Rodman is holding in safekeeping $46,580,000 and $66,461,000 of securities owned by customers, as of June 24, 1994 and June 25, 1993, respectively.
       These securities are not included in the statement of financial condition. At June 24, 1994, Rodman was in compliance with the segregation requirements of the Act and had total segregated funds in excess of the aggregate required amount by $6,136,000.

 6.    RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

       Rodman extends credit to its customers to finance their purchases of securities on margin. Rodman receives income from interest charged on such extension of credit. Customer receivables include amounts due on margin balances. Securities owned by customers and held as collateral by Rodman for these receivables are not included in the financial statements.

       Customer payables include customers' free credit balances. Under certain circumstances, Rodman pays interest based on prevailing market rates on these balances.

7.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING
       ORGANIZATIONS

       The components of receivables from and payables to brokers, dealers, and clearing organizations, as of June 24, 1994 and June 25, 1993, are as follows:



                                                       1994           1993
Receivables:
 Margin deposits with and receivables from
  brokers and clearing organizations for
  customer commodity transactions                $ 67,807,000     $ 46,085,000
 Securities borrowed                               62,291,000       71,307,000
 Securities failed to deliver                       2,080,000       12,431,000
 Clearing organizations                               280,000          514,000
 Free shipments                                                         41,000
                                                 ------------     ------------
Total                                            $132,458,000     $130,378,000
                                                 ============     ============

Payables:
 Securities loaned                               $ 67,352,000     $ 71,017,000
 Clearing organizations                             1,002,000        1,022,000
 Securities failed to receive                      11,474,000       11,088,000
                                                 ------------     ------------
Total                                            $ 79,828,000     $ 83,127,000
                                                 ============     ============

 8.    SECURITIES OWNED

       Securities owned and securities sold but not yet purchased, are recorded at quoted market prices except for limited partnerships, and comprise:

                                                               1994                                   1993
                                                  -------------------------------        ---------------------------------
                                                                        Sold But                             Sold But
                                                                         Not Yet                              Not Yet
                                                     Owned              Purchased           Owned            Purchased
       Corporate debt securities                   $18,029,000         $ 1,379,000        $18,548,000        $ 9,400,000
       Corporate equity securities                   3,935,000             498,000          4,409,000          1,322,000
       State and municipal obligations              13,246,000             214,000          8,054,000            942,000
       United States and Canadian
        government and agency obligations            5,341,000          11,697,000          9,022,000          4,087,000
       Limited partnerships                            385,000                                978,000
                                                   -----------         -----------        -----------          ---------
       Total                                       $40,936,000         $13,788,000        $41,011,000        $15,751,000
                                                   ===========         ===========        ===========        ===========


       Securities sold but not yet purchased commit the Company to deliver specified securities at predetermined prices. To satisfy the obligation, the Company must acquire the securities at market prices, which may differ from the values on the statement of financial condition.

 9.    SHORT-TERM NOTES PAYABLE TO BANKS

       To finance the purchase of securities by customers on margin and purchases for its own account, Rodman borrows from commercial banks. Interest on the borrowings is paid at or below the broker call rate. The borrowings were collateralized by approximately $30,062,000 of Rodman-owned securities and $4,201,000 of other assets as of June 24, 1994, and $34,071,000 of Rodman-owned securities and $33,734,000 of customer-owned securities as of June 25, 1993.

10.    SHORT-TERM NOTE PAYABLE TO AFFILIATE

       The Company entered into a note agreement with Confia, S.A., an affiliate of Abaco, at an annual rate of interest of 11.50%. The principal amount of $10,000,000 and interest on the principal amount is due in full on December 19, 1994.

11.    LIABILITIES SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS

       As of June 24, 1994, the Company has the following subordinated notes outstanding:


       Subordinated note, interest payable semi-annually, based on LIBOR at beginning of interest period plus 3.25% (7.44% at June 24, 1994), due $1,000,000 on September 30, 1994 and $2,500,000 on
        September 30, 1995                                                                   $3,500,000

       Subordinated note, interest payable semi-annually at an annual rate of
        6.375%, due $1,876,000 on June 30, 1994 and $1,374,000 on
        December 31, 1994                                                                     3,250,000
                                                                                             ----------
        Total                                                                                $6,750,000
                                                                                             ==========

       The subordinated notes are covered by agreements approved by the New York Stock Exchange, Inc. (the "NYSE") and the Chicago Mercantile Exchange, and are available in computing adjusted net capital under the uniform net capital rule of the Securities and Exchange Commission ("SEC"). To the extent that such notes are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. The rights of the note holders to receive any payment from Rodman under the terms of the notes are subordinated to the claims of all present and future creditors of Rodman which arise prior to maturity. Under the terms of the note agreements, the Company must meet various financial requirements specified in the agreements.

       On December 31, 1993, Rodman entered into a termination agreement which modified the original repayment terms of the $3,250,000 subordinated note and fixed the interest rate at 6.375% annually.

12.    PREFERRED STOCK

       The Company is authorized to issue 5,000,000 shares of $0.01 par value per share preferred stock. On June 24, 1994, the Company issued 150 shares of convertible nonvoting Preferred Stock, Series A (the "Preferred Stock") at $100,000 per share issued to Abaco. The Preferred Stock will be converted into 2,068,965 shares of common stock at $7.25 per share upon the approval of such conversion by the stockholders of the Company. After December 30, 1994, if the conversion has not occurred, each share is entitled to receive quarterly cash dividends at a rate based on the Prime Rate plus two percent per annum. Dividends on the Preferred Stock are cumulative and payable when declared by the Company's Board of Directors. No cash dividends or distribution upon liquidation may be paid on the Company's common stock if dividends or required redemptions of Preferred Stock are in arrears.

13.    STOCK OPTIONS

       The Company's stock option plans provide for the granting of options to officers, directors, nonemployee directors, and employees to purchase shares of common stock at not less than market value on the date of grant. All options expire no later than ten years from the date of grant. Prior to June 24, 1993, the Company had also granted non-qualified stock options. A summary of stock option activity follows:



                                                    QUALIFIED                                       NONQUALIFIED
                                      -------------------------------------      -------------------------------------------
                                        NUMBER                PER SHARE               NUMBER                PER SHARE
                                          OF                    OPTION                  OF                   OPTION
                                        SHARES                   PRICE                SHARES                 PRICE

           Outstanding at
            June 30, 1991              952,880          $ 5.00  -  10.50             30,200           $ 5.00  -  6.13
            Granted                    111,950            5.00  -   6.00             35,800             5.00  -  7.50
            Canceled                   (67,390)           5.00  -  10.50            (23,200)            5.00  -  7.50
                                     ---------                                    ---------
           Outstanding at
            June 26, 1992              997,440            5.00  -   8.00             42,800             5.00  -  7.50
            Granted                    311,775            5.00  -   6.38             71,275             5.00  -  6.38
            Canceled                  (194,300)           5.00  -   8.00            (37,400)            5.00  -  7.50
            Exercised                   (7,200)           5.00  -   5.00               -
                                     ---------                                    ---------
           Outstanding at
            June 25, 1993            1,107,715            5.00  -   7.00             76,675             5.00  -  6.38

            Granted                    121,500            5.00  -   6.92            166,050
            Canceled                  (692,770)           5.00  -   7.00            (83,780)            5.00  -  6.13
            Exercised                 (204,820)           5.00  -   6.38               (100)            5.00  -  5.00
                                     ---------                                    ---------
           Outstanding at
            June 24, 1994              331,625            5.00  -   6.50            158,845             5.00  -  6.38
                                     =========                                    =========

       Options outstanding at June 24, 1994 are exercisable at an average price of $5.52.

       Effective June 30, 1993, the Company granted an aggregate of 166,050 nonqualified stock options to certain employees, 106,900 of which remained outstanding at June 24, 1994. These nonqualified options were not granted pursuant to a stock option plan.

       In fiscal 1994, the Company's Board of Directors and stockholders approved the 1994 Stock Option Plan effective June 1, 1994, pursuant to which the Company may issue nonqualified or qualified options. There were 100,000 stock options granted under this plan for the year ended June 24, 1994, and 900,000 unoptioned shares reserved and available for grant as of June 24, 1994. Options granted under this plan expire no later than ten years from the date of grant.

       In fiscal 1994, the Company's Board of Directors and stockholders approved the nonqualified Nonemployee Director Stock Option Plan effective June 1, 1994. There were no stock options granted under this plan for the fiscal year ended June 24, 1994, and 400,000 unoptioned shares reserved and available for grant as of June 24, 1994. Options granted under this plan expire ten years from the date of grant.

       Pursuant to the Acquisition Agreement, certain employees canceled stock options which were exercisable prior to the Tender Closing Date in consideration of the payment by the Company of an amount equal to the excess of $10.50 over the per share exercise price of such options, multiplied by the number of options exercisable. The cancellation of 445,240 shares of stock options resulted in the payment of $2,027,000 which was recorded as employee compensation expense in the fiscal year ended June 24, 1994.

14.    NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

       As a registered broker-dealer and futures commission merchant, Rodman is subject to the minimum net capital rules of the SEC (Rodman has elected to use the alternative net capital method permitted by these rules), the CFTC, and the capital rules of the NYSE, of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debits arising from customer transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act, exclusive of the market value of commodity options purchased by option customers. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated.

       As of June 24, 1994, Rodman's net capital, as defined, of $30,703,000 was $25,327,000 in excess of the minimum required net capital.

15.    COMMITMENTS AND CONTINGENCIES

       Rodman leases office space and certain equipment under operating leases. Leases for office facilities are subject to escalation factors based on the operating experience of the lessor. Future minimum lease payments under noncancelable operating leases with terms in excess of one year, as of June 24, 1994, are as follows:


        1995                                               $2,075,000
        1996                                                1,800.000
        1997                                                1,455,000
        1998                                                  987,000
        1999                                                  687,000
        2000 and thereafter                                 1,301,000
                                                            ---------
        Total minimum lease payments                       $8,305,000
                                                           ==========




       The aggregate annual rentals charged to operations were $2,656,000 in fiscal 1994, $2,527,000 in fiscal 1993, and $2,456,000 in fiscal 1992.

       Rodman had a letter of credit of $2,250,000 on deposit with a clearing organization at June 24, 1994 and June 25, 1993. The letter of credit satisfies a margin requirement and is collateralized by customer-owned securities.

       Rodman, together with various other broker-dealers, corporations, and individuals, has been named as a defendant in several class action lawsuits that allege violations of federal and state securities laws, and claim substantial damages. Rodman is also a defendant in other civil actions, arbitration proceedings and claims pending incidental to its securities and commodities business. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management of the Company, after consultation with outside counsel, that the resolution of these matters will not result in any material adverse effect on the Company's financial position or results of operations.

16.    BENEFIT PLANS

       Rodman established a defined-contribution Retirement Savings Plan (the "Savings Plan") on July 1, 1990, available to employees with one year and a minimum of 1,000 hours of service. Under the Savings Plan, Rodman matches employee contributions up to 25 percent of an employee's before-tax contributions. Rodman's matching contributions were $153,000 in fiscal 1994, $145,000 in fiscal 1993, and $115,000 in fiscal 1992.

       On January 1, 1993, Rodman adopted the Supplemental Executive Retirement Plan (the "SERP") and the Deferred Compensation Plan (the "DCP"), retroactively to June 27, 1992. The SERP and DCP cover designated senior employees. Under the DCP, eligible employees may elect to defer compensation up to a maximum of 60 percent of base compensation and 100 percent of annual bonus. The minimum contribution is $200 per month. Contributions to the DCP are fully vested and nonforfeitable.

       The SERP is a nonqualified, discretionary retirement plan. Company contributions to the SERP are determined annually, at the Company's discretion based upon eligibility and bonus formulas. Participants in the SERP vest in accordance with a ten-year schedule, based upon the annual eligibility. Benefits are payable upon retirement or death. The Company has the right to terminate the SERP at any time. The SERP assets consist of insurance annuity products.

17.    INCOME TAXES

       The components of the income tax expense (benefit) are as follows:


                                            1994            1993          1992
                                            --------        --------      --------
        Current:
         Federal                            $(942,000)      $193,000      $1,028,000
         State                                183,000        214,000         259,000
        Deferred federal                     (171,000)       (97,000)        (73,000)
                                            ---------       --------      ----------
        Total income tax expense (benefit)  $(930,000)      $310,000      $1,214,000
                                            =========       ========      ==========

       A deferred federal tax benefit of $18,000 also was recorded in fiscal 1993 as the cumulative effect of the change in accounting for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 24, 1994 and June 25, 1993:


                                                                                  1994                       1993
Deferred tax assets:
   Net operating loss carryforward                                           $2,469,000
   Restructuring charges                                                      1,297,000
   Employee compensation and benefits                                           806,000                     197,000
   Allowance for bad debts                                                      248,000                     136,000
   Other                                                                        861,000                     695,000
                                                                             ----------                  ----------
Total assets                                                                  5,681,000                   1,028,000
                                                                             ----------                  ----------
Deferred tax liabilities:
   Partnership interests                                                        542,000                     553,000
   Prepaid insurance                                                             43,000                      68,000
                                                                             ----------                  ----------
Total liabilities                                                               585,000                     621,000
                                                                             ----------                  ----------
Net deferred tax asset                                                        5,096,000                     407,000
Valuation allowance                                                           4,518,000
                                                                             ----------                  ----------
Deferred income taxes                                                        $  578,000                  $  407,000
                                                                             ==========                  ==========


The valuation allowance has been recognized due to the uncertainty of realizing the benefit of the loss carryforwards and temporary differences. The net deferred tax asset balance of $578,000 is expected to be realized in connection with the Company's intended tax strategies.

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:


                                                                                  1994                 1993           1992
Statutory rate                                                                  (34.0) %              34.0 %         34.0 %
City and state income taxes, net of federal benefit:
   New York City                                                                  0.5                 15.2            3.5
   Other                                                                          0.2                 10.6            1.8
Goodwill amortization                                                                                  9.7            2.8
Nondeductible interest                                                            0.2                 10.7            2.0
Tax-exempt interest                                                              (0.8)               (31.7)          (5.3)
Net cash surrender value of keyman life insurance                                (0.5)               (18.4)          (2.6)
Political contributions                                                           0.1                  4.4            0.4
Travel and entertainment                                                          0.2                  6.3            2.0
Valuation allowance                                                              25.9
Other                                                                             2.9                 15.8           (0.7)
                                                                                 ----                -----           ----
Effective rate                                                                   (5.3)%               56.6 %         37.9 %
                                                                                 ====                 =====          ====

                                       51

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

       In the normal course of business, the Company enters into transactions in financial instruments with off-balance sheet risk in order to meet the financing and hedging needs of its customers and to facilitate its normal principal trading activities. These financial instruments include forward and futures contracts on domestic and foreign exchanges, option contracts, security transactions and other contracts committing the Company to purchase or deliver other instruments at specified future dates and prices, or to make or receive payments based on notional amounts and specific rates.

       The financial instruments involve varying degrees of off-balance sheet market risk. Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates, foreign currency exchange rates or the market values of the securities underlying the instruments. The Company monitors its exposure to market risk through a variety of control procedures, including daily review of trading positions.

       Counterparties to the Company include domestic and foreign corporations, governments and institutional and individual investors. Counterparty credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to terms of their obligations to the Company. The exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities and commodities transactions can be directly impacted by volatile trading markets which may impair the counterparties' ability to satisfy their obligations. The Company controls such risks by requiring minimum margins for open positions in accordance with regulatory and Company guidelines. The Company subjects minimum margin levels to daily monitoring procedures and may require additional collateral to be deposited with or returned to the Company when deemed necessary. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

       The Company's customer financing and securities settlement activities permit it to pledge customer margin securities as collateral in support of various secured financial sources such as bank loans and securities loaned. Additionally, the Company pledges customer securities as collateral to satisfy margin deposit requirements of various exchanges. In the event the counterparty is unable to meet its contracted obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company seeks to control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. Credit limits are also established for such activities and compliance is monitored on a daily basis.

       The Company's counterparties primarily consist of domestic and foreign corporations, governments, and institutional and individual investors. Concentrations of credit risk can be affected by change in economic, industry or geographic factors. The Company seeks to control the potential for risk concentration through a variety of control procedures described above.

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company believes that the carrying amount of its financial instruments is a reasonable estimate of fair value. Assets, including cash and cash equivalents, cash and short-term investments required to be segregated under federal regulations, and certain receivables are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities including short-term notes payable to banks and certain payables are carried at amounts approximating fair value.

       Securities owned and commitments for securities sold but not yet purchased are carried at fair value. Fair value for these instruments is estimated using available market quotations for traded instruments. Market quotations for traded instruments are obtained from various sources, including the major securities exchanges and dealers.

       The estimated fair value of the Company's liabilities subordinated to the claims of general creditors, determined using discounted cash flow analysis based upon borrowing rates for similar types of borrowing arrangements, approximates carrying value.

20.    ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

       In 1992, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Effective for fiscal years beginning after December 15, 1993, SFAS No. 115 will require the Company to classify its investments in debt and qualifying equity securities into three categories: "trading," "available-for-sale" or "held-to-maturity." Securities that are classified as trading and available-for-sale are required to be recorded at fair value.

       The Company does not believe that the implementation of SFAS No. 115 will have a material effect on the Company's financial position or results of its operations as the Company's debt and equity securities are currently recorded at fair value.

21.    SUBSEQUENT EVENT

       On June 30, 1994, the Company obtained regulatory approval to repay $1,876,000 of a subordinated note pursuant to a termination agreement.

                                     *****

                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS





                                                                    Maximum                                  Weighted
                                                 Weighted           Amount          Average  Amount      Average Interest
  Category of Aggregate          Balance at       Average         Outstanding         Outstanding           Rate During
 Short-Term Borrowings (1)     End of Period   Interest Rate     During Period      During Period (2)        Period (3)
 ---------------------------   -------------   -------------    -------------     -------------------  ------------------
 Year Ended June 24, 1994      $23,242,000        5.2%            $72,765,000        $36,706,000            4.6%
 Year Ended June 25, 1993       42,215,000        4.2%             79,878,000         52,239,000            4.2%
 Year Ended June 26, 1992       30,250,000        5.9%             71,000,000         39,786,000            4.9%


(1) Represents borrowings under line of credit arrangements that have no termination date but are reviewed annually. These borrowings are secured by customer and firm-owned securities.

(2) The average amount outstanding during each period was computed by dividing the total of month-end outstanding principal balances by 12.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding during the period.

                          EXHIBIT INDEX

Exhibit                                               Page Number
- - -------                                               -----------

3.1    Certificate of Incorporation

3.2    By-laws

4.1    Certificate of Designations of Rights,
       Privileges and Restrictions of Series A
       Non-Voting Convertible Preferred Stock

10.1   Rodman & Renshaw Capital Group, Inc.                 *
       Non-Employee Director Stock Option Plan

10.2   Rodman & Renshaw Capital Group, Inc.                 *
       1994 Stock Option Plan

10.3   Lease Agreement dated October 20, 1980               *

10.4   Deferred Compensation Plan                           *
       (dated January 1, 1993)

10.5   Deferred Compensation Trust                          *
       (dated January 1, 1993)

10.6   Supplemental Executive Retirement Plan               *
       (dated January 1, 1993)

10.7   Supplemental Executive Retirement Trust              *
       (dated January 1, 1993)

10.8 Stock Purchase Agreement dated June 24, 1994 between the Company and Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero

10.9   Loan agreement between the Company
       and Confia, S.A. dated June 22, 1994

10.10 Employment agreement between the Company and Charles W. Daggs, III dated April 11, 1994

10.11  Employment agreement between
       Rodman & Renshaw, Inc. and David H.
       Shulman dated February, 1994

10.12 Employment agreement between the Company and F.L. Kirby dated June 20, 1994

21.1   Subsidiaries of the Registrant

23.1   Consent of Deloitte & Touche L.L.P.

27.1   Financial Data Schedule

* Incorporated by reference