Form 10-Q
period 1994-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-11-14
CIK 726977

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


                        FORM 10-Q


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1994
                              --------------------------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

               Commission file number  1-9143
                                   --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
- - -------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          DELAWARE                           36-3111956
- - -----------------------------           --------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

120 S. LaSalle Street, Chicago, Illinois     60603
- - -------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code312/977-7800
                                             --------------
Former fiscal year ended on last Friday in June
- - -------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                  YESX       No
                                            -------  ------

Shares of common stock outstanding at November 4, 1994:  4,576,837 par value $.09.

  RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                          INDEX


PAGE

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of September 30, 1994 (unaudited) and June 24, 1994.

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 1994 and September 24, 1993.

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 1994 and September 24, 1993.

Notes to Condensed Consolidated Financial Statements
(unaudited) - September 30, 1994.


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

  RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (in thousands)

                                     September 30,
                                         1994           June 24,
                                      (Unaudited)         1994
                                     ------------      ----------
ASSETS
Cash and cash equivalents
 (including reverse repurchase
 agreements: 9/30/94 - $86,941;
 06/24/94 - $13,423)                 $     86,352      $   13,998
Cash and short-term investments
 required to be segregated under
 federal regulations (including
 resale agreements:
 9/30/94 - $615; 06/24/94 - $32,500)        6,676          36,837
Receivables:
 Customers                                 33,634          57,254
 Brokers, dealers and clearing
  organizations                           189,569         132,458
 Miscellaneous                              7,664           5,726
Securities owned, at market               187,200          40,936
Memberships in security and
 commodity exchanges at cost
 (market value 9/30/94 - $7,036;
 06/24/94 - $7,000)                          3,854           3,854
Furniture, fixtures and leasehold
 improvements, at cost, less
 accumulated depreciation and
 amortization 9/30/94 - $6,947;
 6/24/94 - $7,408)                          2,217           1,987
Prepaid expenses and other assets           4,947           5,057
Recoverable income taxes                    1,379           1,979
Deferred income taxes - Net of
 valuation allowance:
 09/30/94 - $5,181;
 06/24/94 - $4,518)                           578             578
                                     ------------      ----------
                                     $    524,070      $  300,664
                                     ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable
 to banks                            $    175,341      $   23,242
Short-term note payable
 to affiliate                              10,000          10,000
Payables:
 Customers                                108,976         118,657
 Brokers, dealers and clearing
  organizations                            58,923          79,828
 Miscellaneous                              5,460           1,082
Securities sold but not yet
  purchased, at market                    117,414          13,788
Accrued commissions                         2,287           1,715
Accounts payable and accrued
  expenses                                 13,155          15,013
                                     ------------      ----------
                                     $    491,556      $  263,325
Liabilities subordinated to the
 claims of general creditors                3,874           6,750

Stockholders' equity:
 Convertible non-voting preferred
 stock, Series A, $.01 par value:
 5,000,000 shares authorized;
 150 issued at 9/30/94 and 6/24/94             -               -
 Common stock, $.09 par value:
  20,000,000 shares authorized;
  4,577,000 issued at 9/30/94
  and 6/24/94                                 412             412
 Additional paid-in capital                30,935          30,935
 Retained earnings (accumulated
  deficit)                                 (2,707)           (758)
                                     ------------      ----------
                                           28,640          30,589
                                     ------------      ----------
                                     $    524,070      $  300,664
                                     ============      ==========


See Notes to Condensed Consolidated Financial Statements

  RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (unaudited in thousands, except per share)

                                         THREE MONTHS ENDED
                                     September 30,     September 24,
                                        1994              1993
                                     ------------      ------------
REVENUES:                      $                 $
 Commissions                                6,694           7,680
 Principal                                  5,656          10,133
 Interest                                   4,350           2,322
 Fee Income                                 2,058           2,615
 Other                                        609           3,605
                                     ------------      ------------
          TOTAL REVENUES                 19,367          26,355


EXPENSES:
 Employee compensation and benefits        12,062          13,539
 Commissions, floor brokerage
  and clearing                              1,778           1,918
 Interest                                   2,922           1,437
 Occupancy and equipment                    1,580           1,473
 Communications                             1,575           1,573
 Professional fees                            522           1,112
 Other operating expenses                     862           1,505
                                     ------------       ---------
          TOTAL EXPENSES                 21,301          22,557
                                     ------------       ---------

 Income (loss) before taxes                (1,934)          3,798

 Tax provision                                 15             939
                                     ------------       ---------
NET INCOME (LOSS)                    $     (1,949)      $   2,859
                                     ============       =========

Earnings (loss) per Share Data:

Net income (loss) per share
 and common equivalent
 Primary                                   ($0.43)          $0.61
 Fully Diluted                             ($0.43)          $0.58


Weighted Average Shares
 and Common Share Equivalent                4,577           4,909


See Notes to Condensed Consolidated Financial Statements

  RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     (in thousands)

                                     September 30,    September 24,
                                        1994             1993
                                     ------------     -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (Loss)                   $     (1,949)     $      2,859
 Adjustments to reconcile net
 income (loss) to net cash flows
 from operating activities:
   Depreciation and amortization              220               332
   Deferred income taxes                       0                 11
   Net change in certain assets
    and liabilities:
     Cash and short-term investments
      required to be segregated under
      federal regulations                  30,161            16,993
     Receivables from and payables
      to customers, brokers, dealers
      and clearing organizations          (64,077)           (5,356)
     Miscellaneous receivables             (1,938)              672
     Securities owned                    (146,264)          (23,222)
     Prepaid expenses and other
      assets                                  110               (94)
     Recoverable income taxes                 600               329
     Miscellaneous payables                 4,378             1,320
     Securities sold but not
      yet purchased                       103,626             5,255
     Accrued commissions                      572              (231)
     Accounts payable and accrued
      expenses                             (1,858)            1,864
                                     ------------     -------------

NET CASH FLOWS FROM OPERATING
 ACTIVITIES                               (76,419)              732


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase/sale of furniture,
  fixtures and leasehold
  improvements                               (450)              223
 Sale of exchange memberships                   0               453
                                     ------------     -------------
NET CASH FLOWS FROM INVESTING
 ACTIVITIES                                  (450)              676

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Net increase (decrease) in
   short-term notes payable
   to banks                               152,099            (1,348)
  Payment of liabilities
   subordinated to claims of
   general creditors                       (2,876)                0
  Proceeds from issuance of
   common stock in connection
   with stock option plan                       0                32
                                     ------------     -------------
NET CASH FLOWS FROM FINANCING
 ACTIVITIES                               149,223            (1,316)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                          72,354                92

Cash and cash equivalents at
 beginning of period                       13,998             1,121
                                     ------------     -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $     86,352     $       1,213
                                     ============     =============





See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
- - ------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 24, 1994.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
- - --------------------------------------------------------------

The Company is holding in safekeeping $71,189,000 and $46,580,000 of securities owned by customers as of September 30, 1994 and June 24, 1994, respectively. These securities are not included in the Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
- - ----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act, exclusive of the market value of commodity options purchased by option customers. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At September 30, 1994, and June 24, 1994, Rodman had net capital of $12.94 million and $30.70 million, respectively, or $7.53 million and $25.33 million, respectively, in excess of required net capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. The Company's principal activities -- securities and commodities brokerage, principal trading for servicing its customers, and investment banking services -- are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control -- such as the overall volume of activity in the securities, futures and options markets and the volatility and general level of market prices -- may affect its operations. In addition, results of operations of any particular interim period may not be indicative of results to be expected for the transition period ending December 31, 1994.

Revenues for the quarter ended September 30, 1994 totalled $19.37 million, down from $26.35 million for the previous year's first quarter. During the fiscal year ended June 24, 1994, the Company's revenues decreased due to reduced volume in the securities and futures markets and a significant reduction of producing employees. During the quarter ended June 24, 1994, the Company initiated several changes to increase revenues and reduce expenses. Total revenues increased $6.44 million or 50% for the quarter ended
June 24, 1994.

For the most recent quarter, the Company recorded a net loss of $1.95 million, or 43 cents per share. For the quarter ended September 24, 1993, the Company reported net income of $2.86 million, or 61 cents per common share and common share equivalent.


REVENUES

Commission revenue fell 13% to $6.69 million for the quarter ended September 30, 1994, from $7.68 million in the year earlier quarter due to the aforementioned decrease in producing employees.

Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues decreased 44% to $5.66 million for the quarter ended September 30, 1994 from the year earlier quarter.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenues increased by $2.03 million for the quarter ended September 30, 1994 as compared to the quarter ended September 24, 1993, due principally to increases in security inventory positions and retail customer margin receivables and higher prevailing interest rates.

Other revenues for the quarter ended September 24, 1993, included nonrecurring net gains of $2,551,000 from the sale of the Company's London futures and option operations and Chicago Stock Exchange specialist operation.


EXPENSES

Employee compensation and benefit expense decreased by 11% for the quarter ended September 30, 1994 from the year earlier quarter.
This decrease is attributable to the variable nature of certain compensation related to decreases in commissions, principal revenues and fee income.

Interest expense increased $1.48 million or 103% to $2.92 million for the three-month period ended September 30, 1994 from the year earlier quarter. This increase is due to interest paid on the short-term note payable to affiliate and increased balances of short-term notes payable to banks to finance larger security inventory positions and higher prevailing interest rates as compared to the same period last year.

Clearance and floor brokerage expense, which is variable in nature, decreased 7% for the quarter, in line with the lower revenues.

Professional fees for the quarter ended September 24, 1993, included certain fees related to the ownership change transaction concluded in December, 1993.

A valuation allowance equal to the federal income tax benefit has been recorded.


LIQUIDITY AND CAPITAL RESOURCES

Effective June 24, 1994, the Company issued to its majority stockholder Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco") for $15,000,000 150 shares of nonvoting preferred stock convertible into the Company's common stock at a rate of $7.25 of the preferred stock purchase price per share of common stock. The conversion remains subject to approval by the Company's stockholders, which is expected at a special meeting planned for January 1995. Upon such approval, the preferred stock held by Abaco will convert automatically into 2,068,965 shares of common stock without any further payment or other action by Abaco.

In spite of the loss reported for the quarter ended September 30, 1994, the Company's Statement of Financial Condition at
September 30, 1994 reflects a strong and liquid financial position because of the $15,000,000 capital contribution by Abaco. Including the recent capital addition, the total capital was $28.64 million or $4.31 per share, assuming conversion of the preferred stock and $6.26 per share without assuming that conversion, as compared to $33.80 million, or $7.72 per share at September 24, 1993. Subordinated liabilities of $3,874,000 represented 9% of capitalization as of September 30, 1994, as compared to 19% of capitalization as of September 24, 1993.

On June 22, 1994, the Company borrowed $10,000,000, which bears a fixed interest rate, from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia S.A."), an affiliated company of Abaco. The stated due date of the loan is December 19, 1994, but it is the non-binding intention of management of the Company and Confia, S.A. to renew this borrowing at that time. Such renewal may be on different terms than the original loan, depending upon market factors and Confia, S.A.'s internal lending policies.

Rodman's various subordinated borrowings have maturities at dates within the next twelve months, as follows:

          December 31, 1994   $1,374,000

          June 24, 1995       $10,000,000

          September 30, 1995     $2,500,000

The scheduled repayment on December 31, 1994, will be funded from cash reserves. The $10,000,000 subordinated borrowing is part of a senior subordinated revolving credit facility between Rodman and the Company terminating on June 15, 1998, which facility is currently funded by the company loan from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend this subordinated borrowing through June 1998. To the extent that such subordinated borrowing is required for Rodman's continued compliance with minimum net capital requirements, it may not be repaid. This in turn would prohibit the ability of the Company to repay the $10,000,000 borrowing to Confia, S.A. The other subordinated borrowings are from unrelated parties.

The Company's assets are substantially comprised of customer-related receivables and securities inventory, both of which are highly liquid. The principal source of financing are stockholders' equity, customer payables, and other payables. Additionally, the Company maintains established lines of credit with large financial institutions which include daily demand loans, letters of credit and reverse repurchase agreements to meet financing needs. The Company does not participate in domestic merchant banking activities or bridge loans.

In the quarter ended September 30, 1994, the Company used cash and cash equivalents of $76.4 million from operating activities primarily related to the increase in security inventory positions. In September, 1993, the Company's operations generated $732,000.

In the quarter ended September 30, 1994, the Company used $450,000 in investing activities, primarily the result of new office openings in Dallas and San Francisco. In September, 1993, investing activities provided $676,000, primarily from the sale of exchange memberships.

In the quarter ended September 30, 1994, the Company generated
$149.2 million from financing activities. In September 1993, financing activities used $1.35 million.

Although the Company is anticipating two office relocations during the next year, the Company is negotiating major tenant build-out concessions to attempt to minimize the impact on the Company's liquidity. The Company does not anticipate any other major capital acquisitions or investments during the next year. Future expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customer obligations. As of September 30, 1994, Rodman's net capital, as defined, was $12.94 million, which was $7.53 million in excess of required net capital.


RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The following exhibits are included herein or are incorporated by reference




               (11.1)    Statement regarding computation of net
                         income per share

               (27.1)    Financial Data Schedule

          (b)  Reports on Form 8-K

          A report on Form 8-K dated June 24, 1994 was filed during the quarter ended September 30, 1994. This filing reported under Item No. 5 of the rules of Form 8-K the execution of a Stock Purchase Agreement between the Company and Abaco and the fixing of the conversion price for the preferred stock issued thereunder.

                       SIGNATURES
                             ----------


Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RODMAN & RENSHAW CAPITAL GROUP, INC.
                                           (Registrant)


Date:  November  14, 1994       By:       /s/ John T. Hague
                                  ---------------------------------
                                   John T. Hague
                                   Chief Financial Officer


Date:  November  14, 1994      By:       /s/ Charles W. Daggs, III
                                 ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer

EXHIBIT 11.1


  RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
           COMPUTATION OF NET INCOME PER SHARE
(Shares and dollars in thousands except per share amounts)


                                         THREE MONTHS ENDED
                                     September 30,     September 24,
                                        1994              1993
                                     ------------      ------------

1.  Net income                       $     (1,949)     $      2,859
                                     ============      ============


PRIMARY NET INCOME PER COMMON SHARE:
  Shares:
2.  Weighted average number of common
     shares outstanding                     4,576             4,374
                                     ------------      ------------


3.  Incremental shares:
     Dilutive common stock options          -                   305
                                     ------------      ------------

4.  TOTAL                                   4,576             4,679
                                     ============      ============
5.  Primary net income per
     common share (1 divided by 4)          (0.43)             0.61
                                     ============      ============

FULLY DILUTED NET INCOME PER
  COMMON SHARE:
  Shares:
6.  Weighted average number of
     common shares outstanding              4,576             4,374
                                     ------------      ------------

7.  Incremental shares:
      Dilutive common stock options         -                   535
                                     ------------      ------------
8.  TOTAL                                   4,576             4,909
                                     ============      ============
9.  Fully diluted net income per
     common share (1 divided by 8)          (0.43)             0.58
                                     ============      ============