Form 10-Q/A
period 1994-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1994-11-28
CIK 726977

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
                                   --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
- -------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          DELAWARE                           36-3111956
- -----------------------------           --------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

120 S. LaSalle Street, Chicago, Illinois     60603
- -------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code312/977-7800
                                             --------------
Former fiscal year ended on last Friday in June
- -------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                  YES  X       No
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

NOTE A - BASIS OF PRESENTATION
- ------------------------------

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


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
- --------------------------------------------------------------

The Company is holding in safekeeping $71,189,000 and $46,580,000 of securities owned by customers as of September 30, 1994 and June 24, 1994, respectively. These securities are not included in the Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
- ----------------------------------------------------------

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