Form 10-Q
period 1994-12-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1995-05-15
CIK 726977

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995
                                     --------------------------------
            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                  Commission file number  1-9143
                                           --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
- - - - - -------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-3111956
- - - - - -----------------------------                    --------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

120 S. LaSalle Street, Chicago, Illinois               60603
- - - - - -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     312/977-7800
                                                       --------------
N/A
- - - - - -------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

Shares of common stock outstanding at May 5, 1995:  6,645,802 par value $.09.

         RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                 INDEX


PAGE

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of March 31, 1995 (unaudited) and December 31, 1994.

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1995 and March 25, 1994.

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1995 and March 25, 1994.

Notes to Condensed Consolidated Financial Statements
(unaudited) - March 31, 1995.


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (in thousands)

                                       March 31
                                         1995          December 31
                                      (Unaudited)         1994
                                     ------------      -----------
ASSETS
Cash and cash equivalents            $        372      $     7,011
Securities purchased under
 agreements to resell                      77,533           35,054
Cash and short-term investments
 required to be segregated under
 federal regulations (including
 resale agreements:
 03/31/95 - $45,950; 12/31/94 -
 $35,200)                                  84,053           39,215
Receivables:
 Customers                                 51,240           47,036
 Brokers, dealers and clearing
  organizations                            88,346          155,408
 Miscellaneous                              9,819           10,607
Securities owned, at market                67,380          144,500
Memberships in security and
 commodity exchanges at cost
 (market value 03/31/95 - $5,473;
 12/31/94 - $6,227)                         3,330            3,850
Furniture, fixtures and leasehold
 improvements, at cost, less
 accumulated depreciation and
 amortization (03/31/95 - $8,024;
 12/31/94 - $7,844)                         2,727            2,298
Prepaid expenses and other assets           6,355            5,213
Recoverable income taxes                       93            1,379
Deferred income taxes - Net of
 valuation allowance:
 03/31/95 - $5,246;
 12/31/94 - $5,246)                         3,779            2,760
                                     ------------      -----------
                                     $    395,027      $   454,331
                                     ============      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings from
 banks                               $     30,377      $    54,331
Short-term note payable
 to affiliate                              10,000           10,000

Payables:
 Customers                                118,421           89,878
 Brokers, dealers and clearing
  organizations                            81,161          158,151
 Miscellaneous                                421              661
Securities sold but not yet
  purchased, at market                    108,959           97,844
Accrued commissions                         3,077            2,066
Accounts payable and accrued
  expenses                                 15,892           11,101
                                     ------------      -----------
                                          368,308          424,032
Liabilities subordinated to the
 claims of general creditors                2,500            3,874

Stockholders' equity:
 Convertible non-voting preferred
 stock, 5,000,000 shares authorized;
 none issued at 03/31/95 and 150 shares
 Series A, $.01 par value issued at
 at 12/31/94                                   -                 -
 Common stock, $.09 par value:
  20,000,000 shares authorized;
  6,646,000 issued at 03/31/95
  and 4,577,000 issued at 12/31/94            598              412
 Additional paid-in capital                30,749           30,935
 Accumulated deficit                       (7,128)          (4,922)
                                     ------------      ------------
                                           24,219           26,425
                                     ------------      ------------
                                     $    395,027      $   454,331
                                     ============      ============







See Notes to Condensed Consolidated Financial Statements

         RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited in thousands, except per share)

                                         THREE MONTHS ENDED
                                       March 31,         March 25,
                                        1995              1994
                                     ------------      ------------
REVENUES:                            $                 $
 Commissions                                6,458            6,985
 Principal                                  5,567            4,862
 Interest                                   3,604            1,802
 Fee Income                                 1,132              514
 Other                                        718              430
                                     ------------      ------------
            TOTAL REVENUES                 17,479           14,593


EXPENSES:
 Employee compensation and benefits        11,524            8,958
 Commissions, floor brokerage
  and clearing                              1,208            1,719
 Interest                                   2,960            1,186
 Occupancy and equipment                    1,382            1,397
 Communications                             1,819            1,561
 Professional fees                            923              839
 Other operating expenses                     888            2,047
                                     ------------      ------------
            TOTAL EXPENSES                 20,702           17,707
                                     ------------      ------------

 Loss before taxes                         (3,223)          (3,114)

 Tax benefit                               (1,019)          (1,026)
                                     ------------      ------------
NET LOSS                             $     (2,206)     $    (2,088)
                                     ============      ============

Loss per Share Data:

Net loss per share
 and common equivalent
 Primary and Fully Diluted                 ($0.37)          ($0.46)



Weighted Average Shares
 and Common Share Equivalent                5,933            4,570



See Notes to Condensed Consolidated Financial Statements

         RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                           Three Months Ended
                                       March 31,         March 25,
                                         1995              1994
                                     -------------     ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                            $     (2,206)     $    (2,088)
 Adjustments to reconcile net
 loss to net cash flows
 provided by (used in)
 operating activities:
  Gain on sale of exchange
   membership                                (190)
  Depreciation and amortization               180              107
  Deferred income taxes                    (1,019)             112
  Net changes in operating assets
    and liabilities:
     Securities purchased under
      agreements to resell                (42,479)          26,841
     Cash and short-term investments
      required to be segregated under
      federal regulations                 (44,838)          (3,185)
     Receivables from and payables
      to customers, brokers, dealers
      and clearing organizations           14,411          (17,931)
     Miscellaneous receivables                788           11,423
     Recoverable income taxes and
      income taxes payable                  1,286           (1,208)
     Securities owned                      77,120           13,075
     Prepaid expenses and other
      assets                               (1,142)             287
     Miscellaneous payables                  (240)            (620)
     Accounts payable and accrued
      expenses                              4,791             (992)
     Accrued commissions                    1,011             (245)
     Securities sold but not
      yet purchased                        11,115           (7,822)
                                     ------------      -------------

NET CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES                      18,588           17,754

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
 (Purchase) sale of furniture,
  fixtures and leasehold
  improvements                               (609)             102
 Sale of exchange membership                  710
                                     ------------      -------------
NET CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES                         101              102


CASH FLOWS USED IN FINANCING
 ACTIVITIES
  Net decrease in short-term
   borrowings from banks                  (23,954)         (19,793)
  Payment of liabilities
   subordinated to claims of
   general creditors                       (1,374)               -
  Proceeds from issuance of
   common stock in connection
   with stock option plan                       -            1,139
                                     ------------     -------------
NET CASH FLOWS USED IN
 FINANCING ACTIVITIES                     (25,328)         (18,654)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                          (6,639)            (798)

Cash and cash equivalents at
 beginning of period                        7,011            1,996
                                     ------------      -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $        372      $     1,198
                                     ============      =============





See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
- - - - - ------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Certain reclassifications have been made to prior period's amounts to conform with current period presentations. Although the Company has stock options outstanding they do not have a dilutive effect on earnings per share, accordingly the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the period from June 25, 1994 through December 31, 1994.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
- - - - - --------------------------------------------------------------

The Company is holding in safekeeping $62,019,000 and $83,370,000 of securities owned by customers as of March 31, 1995, and December 31, 1994, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
- - - - - ----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At March 31, 1995, and December 31, 1994, Rodman had net capital of $9.43 million and $16.64 million, respectively, or $5.50 million and $11.04 million, respectively, in excess of required net capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. The Company's principal activities -- securities and commodities brokerage, principal trading for servicing its customers, and investment banking services -- are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control -- such as the overall volume of activity in the securities, futures and options markets and the volatility and general level of market prices and interest rates -- may affect its operations. In addition, results of operations for any particular interim period may not be indicative of results to be expected for the year ending December 31, 1995.

Revenues for the quarter ended March 31, 1995, totalled $17.48 million, up 20% from $14.59 million for the previous year's first calendar quarter. The Company previously had a last Friday in June fiscal year, which was changed to a calendar year effective December 31, 1994. This and all other analysis presents a comparison to the three month period ended March 25, 1994, previously the Company's third fiscal quarter. For the most recent quarter, the Company recorded a net loss of $2.21 million, or $0.37 per share. For the quarter ended March 25, 1994, the Company reported a net loss of $2.09 million, or $0.46 per common share and common share equivalent. The per share loss declined for the first quarter of 1995 because 150 shares of the Company's preferred stock were converted into 2,068,965 shares of common stock on January 31, 1995, pursuant to the terms of the preferred stock following stockholder approval of the conversion.


REVENUES

Commission revenue fell 8% to $6.46 million for the quarter ended March 31, 1995, from $6.99 million in the corresponding 1994 calendar quarter. Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues increased 15% to $5.58 million for the quarter ended March 31, 1995, from the corresponding 1994 calendar quarter.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenues increased by $1.8 million or 100% for the quarter ended March 31, 1995, as compared to the quarter ended March 25, 1994, due principally to increases in security inventory positions and retail customer margin receivables and higher prevailing interest rates.


EXPENSES

Employee compensation and benefit expense increased by 29% for the quarter ended March 31, 1995, from the year earlier quarter. This increase is attributable to the variable nature of certain compensation related to increases in commissions, principal revenues and fee income.

Interest expense increased $1.77 million to $3.0 million for the three-month period ended March 31, 1995, from the year earlier quarter. This increase is due to interest paid on the short-term note payable to an affiliate, increased balances of short term notes payable to banks to finance larger security inventory positions for comparable inventory balances as of March 1994, and higher prevailing interest rates at March 31, 1995.

Clearance and floor brokerage expense, which is variable in nature, decreased 30% for the quarter, in line with the lower revenues.

Other operating expenses decreased 57% to $888,000 for the quarter ended March 31, 1995. The comparable previous year's quarter reflected losses resulting from discretionary trading activities in customer accounts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of customer-related receivables and securities inventory, both of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables, proceeds from securities lending, short-term loans from banks and affiliates and other payables. Additionally, the Company maintains lines of credit with large financial institutions which include daily demand loans, letters of credit and reverse repurchase agreements to meet financing needs. All of these lines of credit require collateral to be pledged, and the borrowings may not exceed the value of the collateral. The Company believes that such lines will be available as long as collateral is available.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of March 31, 1995, Rodman's net capital, as defined, was $9.43 million, which was $5.50 million in excess of required net capital.

On June 22, 1994, the Company borrowed $10,000,000 from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). The loan was renewed on December 19, 1994 for a six month term. Management of the Company believes that Confia, S.A. will continue to renew the loan for additional periods. However, the interest rate on the loan, if it is renewed, will be established at the time of the renewal, and such rate is expected to increase substantially because of rising interest rates in Mexico. Management of the Company is engaged in discussions with Confia, S.A. concerning a change in the nature of the short-term borrowing. It has also initiated discussions with third parties concerning replacement financing.

Rodman's subordinated borrowings have maturities at dates within the next twelve months as follows:

                  June 19, 1995            $10,000,000
                  September 30, 1995       $ 2,500,000

On January 3, 1995, Rodman obtained regulatory approval to repay and repaid $1,374,000 of a subordinated note to an unrelated party pursuant to a termination agreement. The subordinated borrowing due September 30, 1995, which also is from an unrelated party, will either be renewed or repaid, depending on Rodman's capital needs, renewal terms and other factors. If the borrowing is repaid, the repayment will be funded from cash reserves. The $10,000,000 subordinated borrowing is part of a senior subordinated revolving credit facility between Rodman and the Company terminating on June 15, 1997, which facility currently is funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend this subordinated borrowing through June 1998 unless the nature of the short-term borrowing between the Company and Confia, S.A. is changed, as discussed above. To the extent that such subordinated borrowing is required for Rodman's continued compliance with minimum net capital requirements, it may not be repaid. In the event that the borrowing between the Company and Confia, S.A. is not renewed and Rodman is not permitted to repay the subordinated debt to the Company, the Company will have to seek third party sources of funds as discussed above. If the Company is unable to obtain such third party funds, it will be required to curtail substantially the business activities of Rodman in order to reduce Rodman's minimum capital requirements and, in turn, allow Rodman to repay its subordinated debt to the Company. The Board of Directors of the Company already has authorized management of the Company to solicit interest in and negotiate a sale of part or all of Rodman's commodities business, which requires intensive use of regulatory capital.

Rodman also is initiating discussions with several unrelated parties to increase its subordinated borrowings and regulatory net capital. If Rodman is unable to obtain such capital, it may be unable to expand its businesses but should be able to maintain its current level of activities provided that it does not sustain substantial additional losses (and provided that it renews the Confia, S.A. loan or obtains replacement financing as discussed in the above two paragraphs). In the event that Rodman is unable to obtain additional capital and wishes to expand in certain areas, or in the event that it sustains substantial losses, it may reduce its activities in areas it identifies as insufficiently profitable to justify the regulatory capital required to conduct them.

On March 28, 1995, Rodman acquired certain of the assets and hired substantially all of the professional employees of the institutional equities, research and investment banking departments of Mabon Securities Corp. In the transaction, Rodman also assumed certain liabilities associated with individuals to whom it extended offers of employment. These liabilities are expected to be approximately $600,000, will offset working capital over time as they are dependent on the individual employees' employment by Rodman.

Although the Company will have two office relocations during the second quarter of 1995, the Company has negotiated tenant build-out concessions and intends to utilize other traditional means of financing to minimize the impact of such relocations on the Company's liquidity. The Company estimates that it will spend approximately $1,000,000 out of cash reserves related to these moves. The Company is presently analyzing the effect of the Mabon transaction on its office space and equipment requirements and believes that the impact on liquidity and capital will not be material. The Company does not anticipate any other material capital expenditures or investments during the next year. Future expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

In the quarter ended March 31, 1995, the Company generated cash and cash equivalents of $61.07 million exclusive of the increase in securities purchased under agreements to resell of $42,479,000 from operating activities primarily related to the decrease in security inventory positions. In the quarter ended March 25, 1994, the Company's operations generated $17.7 million.

In the quarter ended March 31, 1995, the Company's financing activities used $25.3 million. In the quarter ended March 25, 1994, the Company's financing activities used $18.7 million.

In the quarter ended March 31, 1995, the Company provided $101,000 from investing activities, as compared to the quarter ended
March 25, 1994, when the Company provided $102,000 from investing activities.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders was held on January 31, 1995 to vote on:

            Proposal 1: Authorization of the conversion of each of the Company's 150 outstanding shares of Series A Non-Voting
Convertible Preferred Stock into 13,793.103 shares of common stock;
and

            Proposal 2: Ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors for the transition period ended December 31, 1994.

The results of the voting were as follows:

                  For         Against      Abstain     Non-Vote
Proposal 1:       2,820,027   35,622       20,612      1,402,794

Proposal 2:       4,256,564   18,684       3,807       0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                  (2.1) Asset Purchase Agreement dated as of March 21, 1995 between the Company and Mabon Securities Corp.

                  (10.1) Employment Agreement dated as of March 16, 1995 between Rodman & Renshaw,
                              Inc. and Peter Boneparth.

                  (27.1)      Financial Data Schedule

            (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

                             SIGNATURES
                             ----------


Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RODMAN & RENSHAW CAPITAL GROUP, INC.
                                           (Registrant)


Date:  May 12, 1995            By:       /s/ John T. Hague
                                  ---------------------------------
                                   John T. Hague
                                   Chief Financial Officer


Date:  May 12, 1995            By:       /s/ Charles W. Daggs, III
                                 ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer








C:\WP51\FILINGS\10Q-5-95.7