Form 10-Q
period 1995-06-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1995-08-14
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1995

                                      --------------------------------
               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                      Commission file number        1-9143
                                                    --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
-------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                          36-3111956
-----------------------------                  --------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

233 S. Wacker Drive, Suite 4500, Chicago, IL        60606
-------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     312/526-2000
                                                     --------------
120 S. LaSalle St., Chicago, IL  60603
-------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                  YES    X           No
                                          -------           ------

Shares of common stock outstanding at August 4, 1995:  6,645,802 par value $.09.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX


PAGE
------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of June 24, 1995 (unaudited) and December 31, 1994.

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 1995 and June 24, 1994.

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1995 and June 24, 1994.

Notes to Condensed Consolidated Financial Statements
(unaudited) - June 30, 1995.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)

                                       June 30
                                         1995          December 31
                                      (Unaudited)         1994
                                    ------------      -----------
ASSETS
Cash and cash equivalents           $      5,447       $     7,011
Securities purchased under
 agreements to resell                      5,403            35,054
Cash and short-term investments
 required to be segregated under
 federal regulations (including
 reverse repurchase agreements:
 6/30/95 - $16,650; 12/31/94 -
 $35,200)                                 37,748            39,215
Receivables:
 Customers                                53,733            47,036
 Brokers, dealers, and clearing
  organizations                           79,003           155,408
 Miscellaneous                            13,639            10,607
Securities owned - at market             104,485           144,500
Memberships in securities and
 commodities exchanges - at cost
 (market value 06/30/95 - $4,012;
 12/31/94 - $6,227)                        2,285             3,850
Furniture, fixtures, and leasehold
 improvements - at cost, less
 accumulated depreciation and
 amortization (06/30/95 - $5,974;
 12/31/94 - $5,396)                        8,148             2,298
Prepaid expenses and other assets         10,072             5,213
Recoverable income taxes                      49             1,379
Deferred income taxes - (Net of
 valuation allowance; - $5,246)            3,823             2,760
                                     ------------       ----------
                                     $   323,835        $  454,331
                                     ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings from
 banks                               $    59,074        $   54,331
Short-term note payable
 to affiliate                             10,000            10,000
Payables:
 Customers                                59,121            89,878
 Brokers, dealers, and clearing
  organizations                           40,841           158,151
 Miscellaneous                             8,389               661
Securities sold but not yet
  purchased - at market                   98,644            97,844
Accrued commissions                        3,287             2,066
Accounts payable and accrued
  expenses                                21,765            11,101
                                     ------------       -----------
                                         301,121           424,032
Liabilities subordinated to the
 claims of general creditors               2,500             3,874

Stockholders' equity:
 Convertible non-voting preferred
 stock, 5,000,000 shares authorized;
 none issued at 06/30/95 and 150 shares
 Series A, $.01 par value issued at
 at 12/31/94                                -                  -
 Common stock, $.09 par value:
  20,000,000 shares authorized;
  6,646,000 issued at 06/30/95
  and 4,577,000 issued at 12/31/94           598               412
 Additional paid-in capital               30,749            30,935
 Accumulated deficit                     (11,133)           (4,922)
                                     ------------       ------------
                                          20,214            26,425
                                     ------------       ------------
                                     $   323,835        $  454,331
                                     ============       ============








See Notes to Condensed Consolidated Financial Statements

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                       (in thousands, except per share amounts)

                  THREE MONTHS ENDED           SIX MONTHS ENDED
               June 30,        June 24,     June 30,       June 24,
                 1995            1994         1995           1994
               -----------    ------------  ---------      ----------
REVENUES:      $              $             $              $
 Commissions      8,115            6,428      14,574           13,413
 Principal        6,263            3,207      11,830            8,069
 Interest         3,635            2,580       7,238            4,383
 Fee Income       1,850            1,098       2,983            1,612
 Other              662               72       1,379              502
               -----------    ------------  -----------    ----------
 TOTAL
 REVENUES        20,525           13,385      38,004           27,979

EXPENSES:
 Employee
 compensation
 and benefits    13,824           12,560      25,348           21,519
 Commissions,
 floor
 brokerage
 and clearing     1,318            1,374       2,526            3,093
 Interest         2,720            1,537       5,680            2,722
 Occupancy
 and
 equipment        1,593            1,624       2,975            3,021
 Com-
 munications      2,455            1,447       4,275            3,008
 Professional
 fees             1,392            1,572       2,315            2,267
 Other
 operating
 expenses         1,228            5,545       2,115            7,734
 Restructuring
 charge            --              3,815         --             3,815
               ------------   ------------  -----------    -----------
TOTAL
EXPENSES         24,530           29,474      45,234           47,179
               ------------   ------------  -----------    ------------

 Loss
 before taxes    (4,005)          (16,089)   (7,230)         (19,200)

 Tax benefit                         (458)   (1,019)          (1,483)
               ------------   ------------  -----------    ------------
NET LOSS       $ (4,005)      $   (15,631)   (6,211)         (17,717)
               ============   ============  ===========   =============

Loss per Share Data:

Net loss
 per share
 and common
 equivalent
 Primary
 and Fully
 Diluted         ($0.60)           ($3.42)    ($0.99)         ($3.87)



 Weighted
 Average
 Shares and
 Common Share
 Equivalents      6,646             4,577      6,291            4,573

See Notes to Condensed Consolidated Financial Statements

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (in thousands)

                                             Six Months Ended
                                       June 30,            June 24,
                                         1995                1994
                                     -------------         ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                            $  (6,211)            $   (17,717)
 Adjustments to reconcile net
 loss to net cash flows
 provided by (used in)
 operating activities:
  (Gain) loss on sale of exchange
   memberships                            (380)                    102
  Deferred income taxes                 (2,364)                    566
  Depreciation and amortization            578                     528
  Net changes in operating assets
    and liabilities:
     Securities purchased under
      agreements to resell              29,651                  12,500
     Cash and short-term investments
      required to be segregated under
      federal regulations                1,467                    (493)
     Receivables from and payables
      to customers, brokers, dealers
      and clearing organizations       (78,359)                (19,869)
     Miscellaneous receivables          (3,032)                 12,245
     Recoverable income taxes and
      income taxes payable               2,631                  (1,979)
     Securities owned                   40,015                  27,124
     Prepaid expenses and other
      assets                            (4,859)                 (2,740)
     Miscellaneous payables              7,728                    (566)
     Securities sold but not
      yet purchased                        800                 (17,929)
     Accrued commissions                 1,221                    (429)
     Accounts payable and accrued
      expenses                          10,664                   6,919
                                     ------------         -------------

NET CASH FLOWS FROM
 OPERATING ACTIVITIES                     (450)                 (1,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase) sale of furniture,
  fixtures and leasehold
  improvements                          (6,428)                    337
 Sale of exchange memberships            1,945                     415
                                     ------------         -------------
NET CASH FLOWS FROM
 INVESTING ACTIVITIES                   (4,483)                    752


CASH FLOWS FROM FINANCING
 ACTIVITIES
  Net increase (decrease) in short-term
   borrowings from banks                 4,743                  13,151
  Proceeds from short-term note
   payable to affiliate                                         10,000
  Payment of liabilities
   subordinated to claims of
   general creditors                    (1,374)                      -
  Proceeds from issuance of
   common stock in connection
   with stock option plan                    -                   1,139
  Proceeds from issuance of
   convertible non-voting
   preferred stock                                              15,000
                                      ------------        -------------
NET CASH FLOWS FROM
 FINANCING ACTIVITIES                    3,369                  12,988

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (1,564)                 12,002

Cash and cash equivalents at
 beginning of period                     7,011                   1,996
                                     ------------         -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $   5,447             $    13,998
                                     ============         =============








See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Certain reclassifications have been made to prior periods' amounts to conform with current period presentations. Although the Company has stock options outstanding such stock options do not have a dilutive effect on earnings per share; accordingly the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the period from June 25, 1994 through December 31, 1994.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

The Company is holding in safekeeping $20,585,000 and $83,370,000 of securities owned by customers as of June 30, 1995, and December 31, 1994, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At June 30, 1995, and December 31, 1994, Rodman had net capital of $7.61 million and $16.64 million, respectively, or $6.11 million and $11.04 million, respectively, in excess of required net capital.


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

The Company previously had a last Friday in June fiscal year, which was changed to a calendar fiscal year effective December 31, 1994. Revenues for the quarter ended June 30, 1995 totalled $20.53 million, up 53% from $13.39 million for the previous year's comparative quarter. For the most recent quarter, the Company recorded a net loss of $2.70 million, or $0.41 cents per common share. For the quarter ended June 24, 1994, the Company reported a net loss of $15.63 million, or $3.42 per common share and common share equivalent.

For the six month period ended June 30, 1995, revenues increased 36% to $38 million from the comparable period one year ago. For the six month period ended June 30, 1995, the Company reported a net loss of $4.91 million, or $0.78 cents per share compared to a net loss of $17.72 million or $3.87 per share for the comparable period last year.

REVENUES

Commission revenue increased 26% to $8.12 million for the quarter ended June 30, 1995, from $6.43 million in the corresponding 1994 calendar quarter. The six month period commission revenues increased 9% to $14.57 million. This is primarily due to additional floor brokerage generated from Rodman's expanded New York group.

Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues increased 95% to $6.26 million for the quarter ended June 30, 1995, and 47% to $11.83 million from the corresponding 1994 calendar quarter and six month period.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenues increased by $1.05 million or 41% for the quarter ended June 30, 1995 as compared to the quarter ended June 24, 1994, due principally to increases in security inventory positions and higher prevailing interest rates. For the six month period ended June 30, 1995 interest revenue increased 65% to $7.24 million.

Fee income, which includes the activities of Rodman's Investment Banking department, increased 68% and 85% for the quarter and six months ended June 30, 1995, respectively. This is a result of the expansion of Rodman's Investment Banking department in New York and the closing of two initial public offerings and three private placements of securities during the quarter.


EXPENSES

Employee compensation and benefit expense increased by 10% and 18% for the quarter and six months ended June 30, 1995, respectively. This increase is attributable to the variable nature of certain compensation related to increases in commissions, principal revenues and fee income.

Interest expense increased $1.18 million to $2.72 million for the three month period ended June 30, 1995, and $2.96 million to $5.68 million for the six month period. This increase is due to interest paid on the short-term note payable to an affiliate, increased balances of short term notes payable to banks and higher prevailing interest rates during the respective periods.

Other operating expenses decreased 78% to $1.20 million for the quarter ended June 30, 1995, and 73% to $2.09 million for the comparable six month period of the previous year. The comparable quarter ended June 24, 1994 included certain significant non-recurring expenses. The previous year's six month period also reflected losses resulting from discretionary trading activities in customer accounts.


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

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of June 30, 1995, Rodman's net capital, as defined, was $7.61 million, which was $6.11 million in excess of the required net capital.

During the quarter ended June 30, 1995, the Company made the strategic decision to shift its commodities and financial futures business from a clearing futures commission merchant to that of a non-clearing futures commission merchant. As a result of this decision, the Company reduced the number of employees by approximately 40 and sold two exchange memberships as of June 30. The Company is in the process of selling an additional six memberships. The effect on revenues will be a decrease of approximately $20 million on an annualized basis. The effect of implementing this strategy also was to increase working capital by approximately $1.44 million, net capital by approximately $6.12 million, and the amount that net capital exceeds the industry early warning capital level by $9.49 million.

On June 22, 1994, the Company borrowed $10,000,000 from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). The loan was renewed most recently on June 19, 1995 for a six month term. Management of the Company believes that Confia, S.A. will continue to renew the loan for additional six month periods. Because of the higher prevailing interest rates in Mexico, the interest rate is 23%. Management of the Company is engaged in discussions with Confia, S.A. concerning a change in the nature of the short-term borrowing. It also has continued its discussions with third parties concerning potential replacement financing.

Rodman's subordinated borrowings have maturities at dates within the next twelve months as follows:

                      September 30, 1995    $ 2,500,000
                      December 18, 1995     $10,000,000

The subordinated borrowing due September 30, 1995, which is from an unrelated party, will either be renewed or repaid, depending on Rodman's capital needs, renewal terms and other factors. If the borrowing is repaid, the repayment will be funded from cash reserves. The $10,000,000 subordinated borrowing is part of a senior subordinated revolving credit facility between Rodman and the Company terminating on June 15, 1997, which facility currently is funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend this subordinated borrowing through June 1998. To the extent that such subordinated borrowing is required for Rodman's continued compliance with minimum net capital requirements, it may not be repaid.

Rodman also is in discussions with several unrelated parties to increase its subordinated borrowings and regulatory net capital. If Rodman is unable to obtain such capital, it may be unable to expand its businesses but should be able to maintain its current level of activities provided that it does not sustain substantial additional losses (and provided that it renews the Confia, S.A. loan or obtains replacement financing as discussed above). In the event that Rodman is unable to obtain additional capital and wishes to expand in certain areas, or in the event that it sustains substantial losses, it may reduce its activities in areas it identifies as insufficiently profitable to justify the regulatory capital required to conduct them.

The Company relocated three of its offices during the second quarter of 1995. The Company negotiated tenant build-out concessions and is finalizing an equipment leasing arrangement for approximately $6.0 million in financing in order to minimize the impact of such relocations on the Company's liquidity. Rodman funded approximately $3.0 million through June 30, 1995, such amounts should be recouped when the equipment leasing transaction is completed. The Company has analyzed the effect of the Mabon transaction on its office space and equipment requirements and believes that the impact on liquidity and capital will not be material. The Company does not anticipate any other material capital expenditures or investments during the next year. Future expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

In the six months ended June 30, 1995, the Company used cash and cash equivalents of $29.20 million (exclusive of the decrease in securities purchased under agreements to resell of $29,651,000) from operating activities primarily related to the decrease in security inventory positions. In the six months ended June 30, 1994, the Company's operations used $1.84 million.

In the six months ended June 30, 1995, the Company's financing activities provided $3.37 million. In the six months ended June 24, 1994, the Company's financing activities generated $12.99 million.

In the six months ended June 30, 1995, the Company used $4.48 million from investing activities, as compared to the six months ended June 24, 1994, when the Company provided $752,000 from investing activities.


RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of its stockholders on June 7, 1995. At the meeting, the stockholders elected the following directors by the number of votes indicated.

                                     FOR                   WITHHELD
Alexander C. Anderson                6,288,615              26,795
Paul C. Blackman                     6,290,291              25,119
Peter Boneparth                      6,290,883              24,527
Eduardo Camarena Legaspi             6,288,515              26,895
Charles W. Daggs, III                6,287,337              28,073
Jorge Antonio Garcia Garza           6,288,227              27,183
Francis L. Kirby                     6,288,396              27,014
Jorge Lankenau Rocha                 6,288,315              27,095
Thomas E. Meade                      6,288,052              27,358
Richard Pigott                       6,290,883              24,527
Keith F. Pinsoneault                 6,288,252              27,158
Federico Richardson Lamas            6,288,466              26,944
David S. Ruder                       6,291,015              24,395
Joseph P. Shanahan                   6,289,527              25,883
David H. Shulman                     6,289,824              25,586

The stockholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending
December 31, 1995.  The results of the voting were as follows:

For                   Against        Abstain                Non-Vote

6,291,413             22,039         1,958                  0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                      (3.1) Amended and Restated Bylaws of Rodman & Renshaw Capital Group, Inc.

                      (10.2)     Employment Agreement dated as of
                                 April 1, 1995, between Rodman &
                                 Renshaw, Inc. and Edwin J. McGuinn,
                                 Jr. (Management Contract)

                      (27.1)     Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  August 11, 1995        By:    /s/ John T. Hague
                              ---------------------------------
                                  John T. Hague
                                  Chief Financial Officer


Date:  August 11, 1995        By:    /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer