Form 10-Q/A
period 1995-06-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1995-08-16
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A

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

Shares of common stock outstanding at August 4, 1995:  6,645,802 par value $.09.

Rodman & Renshaw Capital Group, Inc.'s Form 10-Q filed on
August 14, 1995 is amended in the following respect:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - Exhibit 3.1 is deleted in its entirety and
                   replaced by the enclosed Exhibit 3.1

                      (3.1) Amended and Restated Bylaws of Rodman & Renshaw Capital Group, Inc.

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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  August 15, 1995        By:    /s/ John T. Hague
                              ---------------------------------
                                  John T. Hague
                                  Chief Financial Officer


Date:  August 15, 1995        By:    /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer








C:\WP51\FILINGS\6-9510QA.