Form 10-Q
period 1995-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1995-11-14
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1995

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

Shares of common stock outstanding at September 6, 1995:  6,645,802 par value $.09.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX


PAGE
------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of September 30, 1995 (unaudited) and December 31, 1994.

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1995 and September 30, 1994.

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1995 and September 30, 1994.

Notes to Condensed Consolidated Financial Statements
(unaudited) - September 30, 1995.


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

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)



                                          September 30
                                             1995         December 31
                                           (unaudited)        1994
                                          ____________    ___________

ASSETS

Cash and cash equivalents                   $    1,489    $     7,011
Securities purchased under agreements
  to resell                                      2,000         35,054
Cash and short-term investments required to
  be segregated under federal regulations
  (including reverse repurchase agreements
  09/30/95 - $2,675; 12/31/94 - $35,200)        24,828         39,215
Receivables:
  Customers                                     41,472         47,036
  Brokers, dealers, and clearing
    organizations                               39,051        155,408
  Miscellaneous                                 13,189         10,607
Securities owned - at market                    37,708        144,500
Memberships in securities and commodities
  exchanges at cost(market value 09/30/95 -
  $1,106; 12/31/94 - $6,227)                       272          3,850
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (09/30/95 - $6,361; 12/31/94 -
  $5,554)                                        8,729          2,298
Prepaid expenses and other assets                7,004          5,213
Recoverable income taxes                            49          1,379
Deferred income taxes (Net of valuation
  allowance: 09/30/95 - $10,219;
  12/31/94 - $5,246)                             2,347          2,760
                                            __________      ___________
                                            $  178,138      $ 454,331
                                            ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks            $  39,236       $  54,331
Short-term note payable to affiliate           16,500          10,000
Payables:
  Customers                                    35,350          89,878
  Brokers, dealers, and clearing
    organizations                              39,164         158,151
  Miscellaneous                                 5,976             661
Securities sold but not yet purchased,
  at market                                    11,924          97,844
Accrued commissions                             2,298           2,066
Accounts payable and accrued expenses          13,184          11,101
                                            _________       ___________
                                              163,632         424,032

Liabilities subordinated to the claims
  of general creditors                          2,500           3,874

Stockholders' equity:
  Convertible non-voting preferred stock,
   5,000,000 shares authorized; none issued
   at 09/30/95 and 150 shares Series A,
   $.01 par value issued at 12/31/94             -                 -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,646,000 issued at
   09/30/95; 4,577,000 issued at 12/31/94         598             412
  Additional paid-in capital                   30,749          30,935
  Accumulated deficit                         (19,341)        (4,922)
                                            __________      _________
                                               12,006          26,425
                                            __________      _________
                                            $ 178,138       $ 454,331
                                            ==========      ==========




See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (unaudited in thousands, except per share data)


                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                   September 30         September 30
                               1995         1994     1995         1994
                               _________________     _________________
REVENUES:
  Commissions               $   5,399    $   6,694  $  19,973  $ 20,107
  Principal                     7,411        5,656     19,241    13,726
  Interest                      1,813        4,350      9,051     8,732
  Fee income                    3,269        2,058      6,252     3,670
  Other                         1,211          609      2,590     1,111
                            _________    _________  _________ _________
      TOTAL REVENUES           19,103       19,367     57,107    47,346

EXPENSES:
  Employee compensation
    and benefits               15,609       12,062     40,958    33,581
  Commissions, floor brokerage
    and clearance                 754        1,778      3,280     4,871
  Interest                      2,470        2,922      8,150     5,644
  Communications                2,234        1,575      6,508     4,583
  Occupancy and equipment       2,509        1,580      5,484     4,601
  Professional fees               941          522      3,256     2,789
  Other operating expense       1,174          862      3,289     8,597
  Restructuring charge           -             -         -        3,815

                            _________    _________   ________  ________
      TOTAL EXPENSES           25,691       21,301     70,925    68,481

                            _________    _________   ________ _________
      Loss before taxes        (6,588)      (1,934)   (13,818) (21,135)

      Tax expense (benefit)     1,620           15        601   (1,469)
                             _________   _________   ________ _________

      NET LOSS              $  (8,208)   $ (1,949)  $(14,419) $(19,666)
                             =========   =========  ========= =========
Earnings Per Share Data:

NET LOSS PER SHARE
  AND COMMON EQUIVALENT
  PRIMARY AND FULLY DILUTED $   (1.24)   $   (0.43)  $  (2.25) $ (4.30)


WEIGHTED AVERAGE SHARES AND
  COMMON SHARE EQUIVALENTS       6,646       4,577      6,410    4,575



See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)


                                                NINE MONTHS ENDED
                                          September 30    September 30
                                             1995             1994
                                          ____________    ____________
CASH FLOWS FROM OPERATING
  Net loss                                $  (14,419)     $  (19,666)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
      Gain on sale of fixed assets                (8)           -
      Gain on sale of exchange memberships       (771)           102
      Deferred income taxes                       413            566
      Depreciation and amortization               891            748
      Net changes in operating assets
        and liabilities:
             Securities purchased under
              agreements to resell             33,054        (41,941)
             Cash and short-term
              investments required to be
              segregated under federal
              regulations                      14,387         (2,832)
             Receivables from and payables
               to customers, brokers, dealers
               and clearing organizations     (51,594)       (83,946)
      Miscellaneous receivables                (2,582)        10,307
      Recoverable income taxes and
        income taxes payable                    1,330         (1,379)
      Securities owned                        106,792       (119,140)
      Prepaid expenses and other assets        (1,791)        (2,630)
      Miscellaneous payables                    5,315          3,812
      Securities sold but not yet purchased   (85,920)        85,697
      Accrued commissions                         232            143
      Accounts payable and accrued expenses     2,083          5,061
                                           __________       _________

NET CASH FLOWS FROM OPERATING ACTIVITIES        7,412       (165,098)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of furniture, fixtures and
    leasehold improvements                     (7,314)          (113)
  Sale of exchange memberships                  4,349            415
                                           __________        ________

NET CASH FLOWS FROM INVESTING ACTIVITIES       (2,965)           302

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term
    borrowings from banks                     (15,095)       138,948
  Proceeds from short-term note payable
    to affiliate                                6,500         10,000
  Payment of liabilities subordinated to
    claims of general creditors                (1,374)        (2,876)
  Proceeds from issuance of common stock
    in connection with stock option plan            0          1,139
  Proceeds from issuance of convertible
    non-voting preferred stock                      0         15,000
                                           __________        ________

NET CASH FLOWS FROM FINANCING ACTIVITIES       (9,969)       162,211

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                  (5,522)        (2,585)

Cash and cash equivalents at beginning
  of period                                     7,011          1,996
                                           __________        ________

Cash and cash equivalents at
 end of period                             $    1,489     $     (589)
                                           ==========     ===========







See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Certain reclassifications have been made to prior periods' amounts to conform with current period presentations. Although the Company has stock options outstanding such stock options do not have a dilutive effect on earnings per share; accordingly, the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the period from June 25, 1994 through December 31, 1994.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

As of September 30, 1995 the Company was holding in safekeeping $5,847,000 of securities owned by customers and as of December 31, 1994, it was holding $83,370,000 of such securities. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At September 30, 1995, and December 31, 1994, Rodman had net capital of $8.91 million and $16.64 million, respectively, or $7.91 million and $11.04 million, respectively, in excess of required net capital.


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

The Company previously had a last Friday in June fiscal year, which was changed to a calendar fiscal year effective December 31, 1994. Revenues for the quarter ended September 30, 1995 totalled $19.10 million, relatively flat from $19.37 million for the previous year's comparative quarter. For the most recent quarter, the Company recorded a net loss of $8.21 million, or $1.24 cents per common share. For the quarter ended September 30, 1994, the Company reported a net loss of $1.95 million, or $0.43 per common share and common share equivalent.

For the nine month period ended September 30, 1995, revenues increased 21% to $57.11 million from the comparable period one year ago. For the nine month period ended September 30, 1995, the Company reported a net loss of $14.42 million, or $2.25 cents per share compared to a net loss of $19.67 million or $4.30 per share for the comparable period in the previous year.

REVENUES

During the quarter ended June 30, 1995 the Company decided to change its status in the commodities and financial futures business from that of a clearing to a non-clearing futures commission merchant. As a result of this change commission revenue decreased 20% to $5.40 million for the quarter ended September 30, 1995, from $6.69 million in the corresponding 1994 calendar quarter. The nine month period commission revenues decreased $135,000 or 1% to $19.97 million.

Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues increased 31% to $7.41 million for the quarter ended September 30, 1995, and 40% to $19.24 million from the corresponding nine month period in the previous year.

Interest revenue is derived primarily from financing customer security purchases and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenue decreased by $2.54 million or 58% for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, due principally to decreases in security inventory positions. For the nine month period ended September 30, 1995 interest revenue increased 4% to $9.05 million.

Fee income, which includes the activities of Rodman's Investment Banking department, increased 59% and 70% for the quarter and nine months ended September 30, 1995, respectively. Included in these increases are the closing of two public offerings and one private placement of securities during the quarter.

Other income increased 99% and 133% from the corresponding 1994 calendar quarter and nine month period. This is a result of the sale of four commodity exchange memberships in connection with the aforementioned change in status from a clearing to a non-clearing futures commission merchant.


EXPENSES

Employee compensation and benefit expense increased by 29% and 22% for the quarter and nine months ended September 30, 1995, respectively. This change is attributable to the variable nature of certain compensation related to increases in principal revenues and fee income.

As a result of the change from a clearing to a non-clearing futures commission merchant, clearance and floor brokerage expense decreased 58% and 33% from the corresponding 1994 calendar quarter and nine month period.

Interest expense decreased $452,000 to $2.47 million for the three month period ended September 30, 1995, and increased $2.51 million to $8.15 million for the nine month period. The decrease for the three months is due to lower balances of short term notes payable to banks, while the increase for the nine months is due to interest paid on the short-term notes payable to an affiliate.

Professional Fees increased 80% for the three month period ended
September 30, 1995 and 17% for the nine months then ended due in part to the increased number of investment banking transactions and consulting expenses related to Rodman's clearing of securities transactions.

Other operating expenses increased 36% to $1.17 million for the quarter ended September 30, 1995, and decreased 73% to $3.29 million for the comparable nine month period of the previous year. The comparable nine month period ended September 30, 1994 included certain significant non-recurring expenses. The previous year's nine month period also reflected losses resulting from discretionary trading activities in customer accounts.


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

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of September 30, 1995, Rodman's net capital, as defined, was $8.91 million, which was $7.91 million in excess of the required net capital.

On June 22, 1994, the Company borrowed $10,000,000 from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). The loan was renewed most recently on June 19, 1995 for a six month term.

On August 25, 1995, the Company borrowed $4,000,000 from Confia, S.A. The stated due date of the loan is February 21, 1996, but it is the non-binding intention of management of the Company and Confia, S.A. to renew this borrowing at that time. Such renewal may be on different terms than the original loan, depending upon market factors and Confia, S.A.'s internal lending policies.

On September 29, 1995, the Company borrowed $2,500,000 from Confia, S.A. The stated due date of the loan is March 27, 1996, but it is the non-binding intention of management of the Company and Confia, S.A. to renew this borrowing at that time. Such renewal may be on different terms than the original loan, depending upon market factors and Confia, S.A.'s internal lending policies.

Management of the Company believes that Confia, S.A. will continue to renew the loans for additional six month periods. Because of the higher prevailing interest rates in Mexico, the interest rate on the loans due December, 1995 is currently 19.6%. The rate for the loans due in February and March 1996 is currently 18%.

On September 29, 1995 management of the Company entered into a conversion agreement with Confia, S.A. under which Confia has the right to convert all or a portion of the outstanding subordinated debt to equity, which right can be transferred to Abaco or another corporation within the group of affiliated companies. The Company also has continued its discussions with third parties concerning potential replacement financing.

Rodman's subordinated borrowings have maturities at dates within the next twelve months as follows:

                      December 18, 1995     $10,000,000
                      February 21, 1996     $ 4,000,000
                      March 27, 1996        $ 2,500,000

Rodman obtained regulatory approval to repay and repaid a $2,500,000 subordinated note from an unrelated party on October 2, 1995. Rodman and the Company have entered into a senior subordinated credit facility pursuant to which the Company has loaned to Rodman $16,500,000. This facility terminates on June 15, 1997, and currently is funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend these subordinated borrowings through June, 1998. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, it may not be repaid.

Rodman also is in discussions with several unrelated parties to increase its subordinated borrowings and regulatory net capital. If Rodman is unable to obtain such capital, it may be unable to expand its businesses but should be able to maintain its current level of activities provided that it does not sustain substantial additional losses (and provided that it renews the Confia, S.A. loan or obtains replacement financing as discussed above). In the event that Rodman is unable to obtain additional capital and wishes to expand in certain areas, or in the event that it sustains substantial additional losses, it may reduce its activities in areas it identifies as insufficiently profitable to justify the regulatory capital required to conduct them.

The Company negotiated tenant build-out concessions and has finalized an equipment leasing arrangement for approximately $6.0 million in financing in order to minimize the impact of certain office relocations on the Company's liquidity. Rodman funded approximately $3.0 million through June 30, 1995, and such amounts were recouped when the equipment leasing transaction was completed. The Company does not anticipate any material capital expenditures or investments during the next year. Future expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

In the nine months ended September 30, 1995, the Company used cash and cash equivalents of $25.64 million (exclusive of the decrease in securities purchased under agreements to resell of $33,054,000) from operating activities primarily related to the decrease in security inventory positions. In the nine months ended September 30, 1994, the Company's operations used $165.42 million.


RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                         (10.1)  Note Conversion Agreement dated
                                 September 29, 1995 by and between
                                 Rodman & Renshaw Capital Group, Inc.
                                 and Confia, S.A., Institucion de
                                 Banca Multiple, Abaco Grupo
                                 Financiero

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  November 13, 1995        By:    /s/ John T. Hague
                              ---------------------------------
                                  John T. Hague
                                  Chief Financial Officer


Date:  November 13, 1995        By:    /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer









C:\WP51\FILINGS\11-95.10Q