Form 10-K405
period 1995-12-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1996-04-01
CIK 726977

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM __________________ TO

     COMMISSION FILE NUMBER  1-9143
                             ------



RODMAN & RENSHAW CAPITAL GROUP, INC.
- - - - ------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                        36-3111956
- - - - ----------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

233 S. Wacker Dr., Ste. 4500, Chicago, IL            60606
- - - - ----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including    (312) 526-2000
                                          ----------------
area code

Securities registered pursuant to Section 12(b) of the Act:

                             Name of each Exchange
Title of Each Class          on which Registered
- - - - -------------------          -----------------------
Common Stock, par            New York Stock Exchange
value $0.09 per share

Securities registered pursuant to Section 12(g)
of the Act:                                                            None
                                                                 ----------

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]      NO [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 1996, 6,645,802 shares of Common Stock, par value $0.09 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on February 29, 1996, which was $1.625) was $3,514,280.25.

PART I.

ITEM 1.  BUSINESS

     Rodman & Renshaw Capital Group, Inc. (the "Company") is a holding company which was incorporated in Delaware on November 20, 1980, as the successor, through its subsidiaries, to the business of Rodman & Renshaw, a partnership which commenced operations in Chicago in 1951. Unless the context otherwise requires, the "Company" as used herein shall also include all subsidiaries of Rodman & Renshaw Capital Group, Inc. The Company, through its principal subsidiary, Rodman & Renshaw, Inc. ("Rodman"), is a full-service securities broker-dealer and commodities futures commission merchant with memberships on the New York Stock Exchange ("NYSE") and other principal stock exchanges. The Company offers a comprehensive range of investment banking, research and investor services to meet the needs of business organizations, tax-exempt entities, financial institutions and fiduciaries, other securities and commodities dealers and individual investors.

     Rodman acts as a broker and dealer in the purchase and sale of securities, commodities and financial futures. The corporate finance department provides investment banking advice, underwritings and merger and acquisition consulting, and assists its clients in obtaining funds for leveraged acquisitions, corporate expansion or recapitalization financings, municipality and other tax-exempt entity financings, and private placements. Rodman provides financial institutions, fiduciaries and other investors with research on over 240 companies within a broad range of industries. Rodman's equity and fixed income departments provide integrated research, sales distribution and principal market making for institutional and retail customers and investment banking clients. Its retail group provides brokerage services to high net worth and other individuals. Through its other subsidiaries, the Company also provides investment advisory services and acts as general partner and commodity pool operator for commodity limited partnerships.

     On December 22, 1993, the Mexican brokerage firm Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), acquired 54% of the Company's outstanding shares through a tender offer. Abaco is a brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V. ("Parent"), a multi-faceted financial services holding company based in Monterrey, Mexico. In addition to Abaco, Parent owns a commercial bank, Confia, S.A. Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), leasing company, foreign exchange house, factoring firm and insurance company, all based in Mexico. Parent's shares are traded on the Mexican Stock Exchange. During the period December 1993 through December 1995, the Abaco group provided the Company with a total of $20,000,000 in additional equity capital and $26,500,000 in short-term debt. Abaco currently owns 69.6% of the Company's outstanding common stock. See Item
7. Management's Discussion and Analysis of Financial Condition, Results of Operations - Liquidity and Capital Resources, and Item 12. Security Ownership of Certain Beneficial Owners and Management.

     On March 28, 1995, Rodman acquired certain of the assets and hired approximately 60 employees of the institutional equities, investment banking and research departments of Mabon Securities Corp., a New York based securities broker- dealer. The transaction was consistent with the Company's plan to reposition itself as an integrated, research driven investment banking, institutional equity, fixed income and retail firm concentrating on middle market U.S. companies and Mexican corporations. During 1995, the Company also decided to divest a majority of its futures business and substantially downsize and refocus its fixed income business.

     In January, 1996, the Company began outsourcing its securities processing functions. It now clears customer accounts through Correspondent Services Corporation ("CSC"), a wholly-owned subsidiary of PaineWebber, Incorporated, on a fully disclosed basis.

     The Company's executive offices are located in the Sears Tower at 233 S. Wacker Drive, Suite 4500, Chicago, Illinois 60606 and its principal telephone number is (312) 526-2000. The Company also has offices in New York, San Francisco, Dallas, Boston and Kansas City.


REVENUES BY SOURCE

     In 1994, the Company changed its fiscal year from the year ending on the last Friday in June to a calendar year. The following table sets forth certain information regarding the revenues of the Company by source, for the year ended December 31, 1995, the transition period from June 25, 1994 to December 31, 1994 (the "Transition Period"), and the fiscal years ended June 24, 1994 and June 25, 1993. See Note 2 to the Consolidated Financial Statements enclosed herein for a discussion of accounting changes in fiscal 1993.


                                        (in thousands)

                                                              Transition
                                               Year           Period             Year          Year
                                               Ended          (6/25/94-          Ended         Ended
                                              12/31/95        12/31/94)         06/24/94     06/25/93
                                             ---------        ---------         --------     --------
COMMISSIONS
  Commodities                                $ 8,385          $ 8,279           $19,833      $26,031
  Listed securities                           11,457            1,915             6,080        9,386
  Over-the-counter securities                  4,161            1,360             2,446        2,387
  Options                                        876              316               799          914
                                             -------          -------           -------      -------
     TOTAL COMMISSIONS                        24,879           11,870            29,158       38,718

PRINCIPAL
  Institutional credits:
   Bonds                                      12,624            4,494            13,117       17,382
   Equity and debt underwritings               3,183               80               644          925
   Over-the-counter stocks                     3,342            1,101               575          202
                                             -------          -------           -------      -------
                                              19,149            5,675            14,336       18,509
  Retail credits:
   Bonds                                       1,148            1,164             3,844        5,586
   Equity and debt underwritings               6,898            1,068             2,724        3,479
   Over-the-counter stocks                     2,050            1,273             2,712        1,388
   Mutual funds                                1,167              627             1,811        1,533
                                             -------          -------           -------      -------
                                              11,263            4,132            11,091       11,986
                                             -------          -------           -------      -------
     Total Credits                            30,412            9,807            25,427       30,495

  Market-making and dealer
  transactions:

   Corporate fixed income and
    government zero coupon bonds              (  423)          (1,136)              500          408
   Over-the-counter stocks                    (2,375)             231             1,600        1,211
   Other                                      (  986)          (1,869)             (214)         102
                                             -------          --------          --------     -------
     Total market-making and
     dealer transactions                      (3,784)          (2,774)            1,886        1,721
                                             -------          -------           -------      -------
     TOTAL PRINCIPAL                          26,628            7,033            27,313       32,216

INTEREST
  Market-making;
    securities inventory                       4,594           4,975             4,412        5,238
  Margin accounts                              3,951           1,362             2,420        3,452
  Securities finder service                    1,592           1,535             2,381        1,868
                                             -------         -------           -------      -------
     TOTAL INTEREST                           10,137           7,872             9,213       10,558

FEE INCOME
  Corporate and municipal finance              4,648           3,723             7,269        2,410
  Limited partnerships                           424              78                95          415
  Advisory services                            2,993              75               234          320
                                             -------         -------           -------      -------
     TOTAL FEE INCOME                          8,065           3,876             7,598        3,145

OTHER                                          2,816           1,543             4,035        2,672
                                             -------         -------           -------      -------
     TOTAL REVENUES                          $72,525         $32,194           $77,317      $87,309
                                             =======         =======           =======      =======



COMMISSIONS

     Commissions from securities and commodities brokerage activities represented approximately 34% of the Company's revenue in 1995, 37% in the Transition Period and 38% and 44% in the fiscal years ended June 24, 1994 and June 25, 1993, respectively. Commissions on commodity brokerage represented approximately 34% of the Company's total commission revenue for 1995, 70% for the Transition Period and 68% and 67% in the fiscal years ended June 24, 1994 and June 25, 1993, respectively.

     Rodman executes customer orders to buy and sell securities and commodity futures contracts. Rodman charges commissions competitive within the industry.

PRINCIPAL TRANSACTIONS

     Rodman acts as principal to effect transactions in the equity, fixed income and over-the-counter markets for institutional and retail customers, as well as for other broker-dealers. Principal transactions, including market making, require the maintenance of inventories of securities for resale. These inventories are valued at market, and accordingly, gains and losses are included in the results of operations. Rodman monitors its inventory aging and turnover and employs various hedging strategies which attempt to mitigate the negative effects of changing market conditions.

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

     Rodman employs traders and salespersons in its Boston, Chicago, New York and San Francisco offices to service institutional clients such as insurance companies, banks, state and municipal pension funds and investment advisors.

     Market-making and Dealer Transactions. Rodman employs traders and salespersons to make secondary markets in investment grade corporate fixed
income securities.   Rodman employs over-the-counter traders to make secondary
markets in approximately 170 equity securities. Rodman maintains inventories of over-the-counter stocks to facilitate sales, primarily for institutional and individual customers. Rodman employs taxable and municipal bond traders and salespersons and maintains inventories of taxable and municipal bonds to facilitate transactions with its retail and institutional customers. See Note 7 to the Consolidated Financial Statements for the market value of the Company's long and short securities inventory positions at December 31, 1995.

     The Company does not conduct proprietary trading or invest in commodity futures, forward contracts, or commodity options. Rodman does utilize commodity futures contracts and other fixed income instruments to hedge its fixed income inventory positions. The extent of hedging utilizing these contracts is not material to the Company's financial condition or results of operations. At December 31, 1995, the Company had no long or short open futures positions and no short option positions. See Note 16 to the Consolidated Financial Statements.

INTEREST

     Rodman earns interest revenue principally from financing customers' purchases of securities, from securities inventories carried for resale to customers and from short-term investments.

     Margin Accounts. Interest is charged to customers on the amount loaned to finance margin transactions. Financing of margin purchases is an important source of revenue to Rodman since the interest rate paid by the customer on the funds loaned to them exceeds Rodman's cost of short-term funds. Interest rates charged to customers on such loans range from zero to two and one-half percent over the broker call rate (the rate paid to banks by brokers on loans collateralized by marketable securities) depending upon the average net margin balance in the customer's account and the volume of the customer's transactions. As a result of the conversion to clear its customer business through CSC, Rodman now shares the interest charged to customers with CSC.

     Securities Finder Service. Prior to February 1996, Rodman operated a securities finder service which matched the specific needs of broker-dealers that needed to borrow securities to make deliveries on short sales, or for other reasons, with organizations that had excess securities legally available for lending. Rodman also loaned securities itself. In performing this service, Rodman assumed a principal position, recording funds received against securities loaned as liabilities and funds advanced against securities borrowed as assets. Such loans and borrowings were collateralized through initial cash deposits and subsequent deposits made as a result of daily marking-to-market of the underlying securities. As a result of the conversion to clear its customer business through CSC, Rodman ceased conducting this activity in February 1996.

FEE INCOME

     Fee income represented approximately 11% of the Company's total revenue for 1995. The Company derives fee income primarily from the following areas:

     Investment Banking. Rodman's investment banking department provides financial advice to and raises capital for corporate clients. It also advises clients in connection with mergers and acquisitions. This department arranges public offerings and private placements of equity and debt securities directly with institutional and individual investors. Rodman also provides advice to clients with respect to matters such as financial planning and corporate recapitalizations.

     Municipal Finance. Rodman acts as a manager or co-manager of negotiated public offerings and private placements of tax-exempt securities issued by state and municipal governments, power agencies, industrial development and pollution control financing authorities, sewer and water authorities and state and local housing authorities.

     Portfolio Management Services. Rodman Advisory Services Inc., a wholly owned subsidiary of the Company, provides investment advisory consulting services to individuals, municipalities and employee benefit plans.

COMPETITION

     The Company competes for customers on the basis of price, range of services, quality of services, financial resources and reputation. The Company encounters intense competition in all aspects of the securities and commodities business and competes for customers and personnel directly with other securities and commodities firms, a number of which have greater resources and offer a wider range of financial services. Further, the Company's recent substantial losses have impeded its ability to compete in certain areas of its business.

     In addition, there is increasing competition from other sources, such as commercial banks and insurance companies. Several leading commercial banks have obtained approval from the Federal Reserve Board to enter into various new business activities, such as underwriting securities, and pending legislative proposals would permit all commercial banks to engage in activities similar to the Company's. These developments may lead to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than the Company for investment funds by offering a greater range of financial services.

EMPLOYEES

     As of March 1, 1996, the Company employed approximately 343 full-time employees. The following analysis demonstrates the changes in personnel consistent with the restructuring the Company has undergone in the past two years:

                                                                             March 1994       March 1996
                                                                             ----------       ----------
Retail securities representatives                                             70                     52
Institutional equity sales and trading reps.                                   3                     48
Institutional fixed income sales and trading reps.                            50                     32
Investment banking reps.                                                      13                     23
Research analysts                                                              1                     27
Commodities associated persons                                                37                      4
                                                                             ---                    ---
                 Total producers                                             174                    186

Administrative and Clerical                                                  290                    157
                                                                             ---                    ---

                 Total                                                       464                    343
                                                                             ===                    ===

None of the Company's employees is covered by a collective bargaining agreement. Competition for experienced financial services personnel is keen in the securities and commodities industry and, from time to time, the Company may experience losses of valuable personnel.

REGULATION

     Rodman is registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and in all 50 states and the District of Columbia. Rodman also is registered as a futures commission merchant with the Commodity Futures Trading Commission (the "CFTC"). The securities and commodities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The CFTC is the federal agency responsible for the administration of federal laws governing commodities transactions. Much of the regulation of broker-dealers and futures commission merchants has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers and national securities and commodities exchanges. The NYSE and the National Futures Association have been designated by the SEC and the CFTC, respectively, as Rodman's primary regulators. These self-regulatory organizations adopt rules (subject to approval by the SEC and the CFTC) that govern the industry and the conduct of business. Rodman Advisory Services Inc. is registered as an investment adviser with the SEC.

     Broker-dealers and futures commission merchants are subject to regulations that cover all aspects of the securities and commodities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Under certain circumstances, these regulations could limit the ability of the Company to make withdrawals of capital from Rodman. Additional legislation, changes in rules promulgated by the SEC and CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing legislation and rules may directly affect the method of operation and profitability of broker-dealers and futures commission merchants. The SEC, CFTC, self-regulatory organizations, and state securities commissions may conduct audits and administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or futures commission merchant, or its officers or employees. The principal purpose of regulation and discipline of broker-dealers and futures commission merchants is the protection of customers and the securities and commodities markets, rather than the protection of creditors and stockholders of broker-dealers and futures commission merchants.

     The Company is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which assessments may not exceed 1% of a broker-dealer's gross revenues. SIPC assessments currently are .095% of Rodman s gross securities related revenues, as defined. As Rodman's clearing broker, CSC provides Rodman customers, through a private insurer, with protection of between $4.5 million and $20 million in excess of available SIPC limits, depending on the type of account and subject to certain limitations. Additional protection may be purchased by individual customers subject to the limitations of the contract.

NET CAPITAL REQUIREMENTS

     As a registered broker-dealer, Rodman is subject to SEC Rule 15c3-1, the Uniform Net Capital Rule, which is monitored by the NYSE, together with certain additional requirements set forth in the NYSE's Rule 325. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a portion of a broker-dealer's assets be kept in relatively liquid form. As a futures commission merchant, Rodman is subject to the net capital requirements of the CFTC. Both SEC and CFTC rules specify minimum net capital levels as discussed below.

     Rodman has elected to compute net capital under the alternative method of calculation permitted by the Uniform Net Capital Rule. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debits arising from securities customer transactions or $1,000,000, or 4% of the funds required to be segregated for commodities customers pursuant to the Commodity Exchange Act. As a result of the conversion to clear its customer business through CSC, in February, 1996, Rodman's net capital requirement pursuant to these rules was reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. See Note 18 to the Consolidated Financial Statements.

     Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies and ultimately may require its liquidation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 2.  PROPERTIES

     The headquarters of the Company are located at 233 South Wacker Drive, Suite 4500, Chicago, Illinois. Branch offices are located in New York, San Francisco, Dallas, Boston and Kansas City. All of the offices are leased on a long-term basis under leases which expire at various dates from 1996 to 2010. See Note 13 to the Consolidated Financial Statements for the minimum annual rentals in succeeding fiscal years under all noncancellable leases with terms in excess of one year, as of December 31, 1995.


ITEM 3.  LEGAL PROCEEDINGS

     Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out of its activities as a broker-dealer in securities and as a futures commission merchant. The Company also may be required to contribute to any adverse judgments or settlements in actions arising out of its participation in various underwritten offerings of securities. The ultimate outcome of such matters cannot be predicted with certainty. In the opinion of management of the Company, however, after consultation with outside legal counsel, the ultimate resolution of pending litigation will not have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

SUPPLEMENTARY FINANCIAL DATA



                           QUARTERLY DATA (UNAUDITED)
                (in thousands of dollars except per share data)

                                                     INCOME (LOSS)
                                                        BEFORE
                                                       TAXES AND
                                                       CUMULATIVE
                                                       EFFECT OF
                                                     ACCOUNTING FOR                    INCOME         STOCK PRICE
                                                         INCOME        NET INCOME      (LOSS)            RANGE
                          REVENUES      EXPENSES         TAXES           (LOSS)       PER SHARE      HIGH     LOW
                          --------      --------         -----           ------           -----      ----     ---
 Fiscal year 1995
 Quarter Ended:
 03/31/95                    $17,479       $20,702         $( 3,223)      $( 2,206)      $( .37)    $4.750     $3.375
 06/30/95                     20,525        24,530          ( 4,005)       ( 4,005)       ( .60)     5.000      3.875
 09/30/95                     19,103        25,691          ( 6,588)       ( 8,208)       (1.24)     4.250      2.750
 12/31/95                     15,418        28,618          (13,200)       (15,563)       (2.42)     3.000      1.375
                             -------       -------         ---------      ---------      -------
      TOTAL:                 $72,525       $99,541         $(27,016)      $(29,982)      $(4.63)
                             =======       =======         =========      =========      =======
 Transition Period
 Quarter Ended:
  09/30/94                   $19,367       $21,301         $( 1,934)      $( 1,949)      $( .43)    $6.000     $5.000
  12/31/94                    12,827        17,225          ( 4,398)       ( 2,215)       ( .48)     5.500      3.625
                             -------       -------          --------      ---------      -------
      TOTAL:                 $32,194       $38,526         $( 6,332)      $( 4,164)      $( .91)
                             =======       =======         =========      =========      =======

 Fiscal year 1994
 Quarter Ended:
 09/24/93                    $26,355       $22,557         $  3,798       $  2,859       $  .61     $9.750     $5.375
 12/31/93                     23,441        25,469          ( 2,028)       ( 1,643)       ( .38)     9.750      7.125
 03/25/94                     14,593        17,707          ( 3,114)       ( 2,088)       ( .46)     7.875      5.750
 06/24/94                     12,928        29,015          (16,087)       (15,629)       (3.46)     6.875      5.000
                             -------       -------          --------       --------      -------
      TOTAL:                 $77,317       $94,748         $(17,431)      $(16,501)      $(3.69)
                             =======       =======         =========      =========      =======


The common stock of Rodman & Renshaw Capital Group, Inc. is listed on the NYSE. The trading symbol is RR. At February 29, 1996, the approximate number of stockholders of record was 190.

The Company has declared no dividends during the past three years. See Note 12 to the Company's Consolidated Financial Statements for a discussion of potential restrictions on the payment of dividends and Note 10 for a discussion of dividends on preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands of dollars except per share data)

                                                                            Fiscal Year Ended Last Friday in June
                                                                            -------------------------------------
                                         Year Ended     Transition
                                          12/31/95        Period         1994          1993         1992         1991
                                          --------        ------         ----          ----         ----         ----
 INCOME STATEMENT DATA
 Revenues (1)                              $ 72,525        $ 32,194      $ 77,317      $ 87,309     $ 84,378     $ 76,590
 Expenses (1)                                99,541          38,526        94,748        86,761       81,175       78,962
                                           ---------       ---------     ---------     --------     --------     ---------
 Income(loss) before
  income taxes                              (27,016)         (6,332)      (17,431)          548        3,203       (2,372)
 Net income (loss)                          (29,982)         (4,164)      (16,501)          256        1,989       (1,595)
 Net income (loss)
  per common share                            (4.63)           (.91)        (3.69)         0.06         0.46        (0.37)
 Cash dividends per share                       -0-             -0-           -0-           -0-          -0-          -0-
 BALANCE SHEET DATA
 Total assets (1)                          $119,333        $454,331      $300,664      $310,198     $321,890     $242,563
 Total
  liabilities (1)                           117,890         424,032       263,325       271,288      282,772      205,434
 Liabilities
  subordinated to the claims of
  general creditors                             -0-           3,874         6,750         8,000        8,500        8,500
 Total stockholders'
  equity                                      1,443          26,425        30,589        30,910       30,618       28,629
 Book value
  per common share (2)                          .22            5.77          6.68          7.07         7.01         6.56
 Book value
  per common share assuming
  conversion at 12/31/94 (2)                    ---            3.98           ---           ---          ---          ---

_____________

(1) See Note 2 to the Consolidated Financial Statements regarding accounting changes.

(2) Effective June 24, 1994, the Company issued to Abaco for an aggregate price of $15 million, 150 shares of Series A non-voting preferred stock convertible into the Company's common stock, with the amount received allocated to the book value per then outstanding common share during 1994 and during the Transition Period. On January 31, 1995, the shares of Series A preferred stock held by Abaco were converted into a total of 2,068,965 shares of common stock. In December 1995, the Company issued to Abaco for an aggregate price of $5 million, 50 shares of Series B non-voting preferred stock convertible into common stock upon the commencement of a rights offering to all stockholders. In the conversion, the $5 million would be divided by the book value per common share as of the end of the previous month to determine the number of common shares to be issued to Abaco.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

     Like other securities brokerage and investment banking firms, the Company conducts its businesses in highly volatile markets. Consequently, the Company's results of operations are affected by many factors, including general market conditions, the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions and the size, number and timing of transactions. In periods of unfavorable market activity, profitability can be adversely affected because certain expenses remain relatively fixed. As a result, revenues and net earnings can vary significantly from quarter to quarter and year to year.

     The 1995 fiscal year was a profitable year for the securities industry generally. Nonetheless, Rodman experienced a significant loss. The loss was due in large part to capital constraints and to costs related to the downsizing of the Company's commodities and institutional fixed income businesses, the restructuring of its securities related businesses and the upgrading of its infrastructure. The continuing losses also prompted certain customers and counterparties to reevaluate and in some cases suspend their relationship with Rodman, further impacting earnings.

OUTLOOK

     Until the Company returns to profitability, it will have significant difficulty obtaining credit, hiring and retaining talented employees and in some areas attracting and retaining customers. However, management of the Company believes that the Company has already incurred the major costs attributable to the Company's restructuring and that the Company now is focused on higher margin businesses. Management continues to implement measures to reduce the Company's costs further. In addition, Parent has provided the Company with a letter agreeing to unconditionally support it through March 31, 1997. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c-1. To that end, Parent has agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, Abaco provided $5 million of this equity infusion to the Company. (See "Liquidity and Capital Resources," below, and Note 18 to the Consolidated Financial Statements.) Therefore, while the Company will report a loss for 1996 as a whole, it expects to achieve profitability by the fourth quarter of 1996 as a result of these changes and the support from Abaco. Actual results for the year will depend upon a number of factors, including financial market conditions generally and the market for new securities issuances in particular, Rodman's ability to reinstate relationships with institutional customers and counterparties, and its ability to attract and retain qualified personnel.

RESULTS OF OPERATIONS

     The results of operations should be read in conjunction with the Company's consolidated statements of operations and related notes. Following completion of the fiscal year ended June 24, 1994, the Company changed its fiscal year from the last Friday in June to a calendar year end.

     The following table summarizes the changes in the major categories of revenues and expenses (including the nonrecurring expenses and restructuring charge) for the year ended December 31, 1995, the Transition Period and the fiscal year ended June 24, 1994 (dollar amounts in thousands):


                                                                       Increase (Decrease)

                                           1/1/95 - 12/31/95
                                                  vs.                  Transition Period vs.         FISCAL YEARS
                                           1/1/94 - 12/31/94            06/26/93 - 12/31/93          1994 vs. 1993
                                           -----------------            -------------------          -------------
 REVENUES
      Commissions                          $  (404)         (2%)       $ (3,875)        (25%)     $(9,560)         (25%)
      Principal                             11,525          76%         (12,211)        (63%)      (4,903)         (15%)
      Interest                              (2,117)        (17%)          3,042          63%       (1,345)         (13%)
      Fee income                             2,577          47%          (2,109)        (35%)       4,453          142%
      Other                                    771          38%          (1,990)        (56%)       1,363           51%
                                           -------        -----        --------        -----     --------         -----
                  TOTAL:                   $12,352          21%        $(17,143)        (35%)     $(9,992)         (11%)
                                           =======        =====        =========       =====     ========         =====
 EXPENSES
      Employee compensation
        and benefits                       $14,467          33%         $(6,650)        (23%)     $   (34)           0%
      Commissions, floor
       brokerage and clearing               (1,416)        (26%)         (1,720)        (42%)      (1,580)         (18%)
      Interest                               1,562          18%           2,942          98%       (1,421)         (20%)
      Communication                          2,677          43%             125           4%         (740)         (11%)
      Occupancy and equipment                2,345          39%              65           2%         (512)          (8%)
      Professional fees                      1,794          59%          (2,197)        (74%)       2,517           93%
      Other operating                       (3,780)        (29%)         (1,606)        (53%)       5,942          123%
      Restructuring charge                  (3,815)       (100%)            -0-          -0-        3,815          100%
                                           -------        ------        --------        -----      -------         -----
                  TOTAL:                   $13,834          16%         $(9,041)        (19%)      $7,987            9%
                                           =======        ======        ========        =====      =======         =====

     Revenues for the year ended December 31, 1995 totaled $72.53 million, a 21% increase from the twelve month period ended December 31, 1994. During the fiscal year ended June 24, 1994, the Company s revenues decreased approximately 11% to $77,317,000.

     The Company recorded a net loss of $29.98 million or $4.63 per common share for the year ended December 31, 1995. The Company recorded a net loss of $4,164,000 or $.91 per common share for the Transition Period. The Company recorded a net loss for fiscal 1994 of $16,501,000, or $3.69 per common share, compared with fiscal 1993 net income of $256,000, or $.06 per common share.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

REVENUES

     Commission revenue for the year ended December 31, 1995, decreased 2% to $24.88 million compared to the twelve month period ended December 31, 1994. This decrease is comprised of a significant decrease of commodities commission revenues (estimated to be approximately $18 million on an annualized basis) resulting from the decision to divest a majority of the Company's commodities business, offset by a significant increase in securities commission revenues. The increase in securities commission revenues results from the hiring of more productive retail securities representatives and the addition of the institutional equity department discussed above.

     Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale to customers, increased 76% to $26.63 million as compared to $15.10 million during the twelve month period ended December 31, 1994. This increase is primarily due to market conditions.

     Interest income decreased 17% to $10.14 million for the year ended December 31, 1995. This is due in part to the decline in commodities business and the corresponding decrease in commodities customers' cash balances. In addition, due to decreases in regulatory capital and working capital during the year, as discussed above, the Company significantly reduced its securities inventory positions in 1995, as compared to 1994.

     Fee income was also positively impacted by the hiring of the majority of the investment banking personnel from Mabon Securities Corp. In 1995, the Company's fee income rose 47% to $8.07 million for the year ended December 31, 1995.

     Other revenue increased to $2.82 million for the year ended December 31, 1995, primarily due to a $1.18 million gain on the sale of commodities exchange memberships.


EXPENSES

     Employee compensation and benefit expense increased 33% from the previous twelve month period ended December 31, 1994. This increase results primarily from the hiring of the institutional equities, investment banking and research department personnel of Mabon Securities Corp. as discussed above. During 1995, the Company effectively incurred nine months of fixed expenses, yet realized approximately six months of revenues due to a lag in revenue production caused by the transition of customer accounts and relationships.

     Commissions, floor brokerage and clearing expenses decreased 26% to $4.0 million compared to the twelve month period ended December 31, 1994, commensurate with the shift to a non-clearing futures commission merchant.

     Interest expense increased 18% to $10.22 million for the year ended December 31, 1995 from $8.66 million for the comparable period one year ago. This increase is due primarily to the increase in short term borrowings from Confia, S.A. at the dollar interest rates prevailing in Mexico, as compared to the lower U.S. bank rates.

     For the year ended December 31, 1995, occupancy and equipment expense increased 39% to $8.36 million, reflecting the absorption of the Mabon Securities Corp. personnel in Boston, San Francisco and New York and the relocation of Rodman's New York and Chicago offices.

     Professional fees increased 59% for the year ended December 31, 1995 to $4.83 million. The Company incurred several nonrecurring professional expenses during 1995 as part of the restructuring of its business and upgrading of its infrastructure. The expenses included consulting fees, legal fees, and employment agency fees.

     Other expenses decreased 58% to $5.40 million for the year ended December 31, 1995. The previous twelve month period included certain significant non-recurring expenses and losses as discussed below.

TAX ISSUE

     The Company recorded a provision for income taxes as it increased the valuation allowance due to the uncertainty of realizing the benefit of recorded deferred tax assets. See Note 15 to the Consolidated Financial Statements.

     The Company will periodically review the achievement of its business goals and evaluate its ability to recognize the deferred tax asset. In the event the Company does not achieve its business plans, it may not be able to realize the deferred tax asset.

     The Company's net operating loss carryforward expires between the years 2008 and 2010. The Company has not had operating or tax credit carryforwards expire unused. Historically, there have not been material differences between pretax earnings for financial reporting purposes and taxable income for income tax purposes.


SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1993

REVENUES

     During the Transition Period, commission revenues decreased 25% from the comparable six month period in 1993 to $11,870,000, a function of the changes in the number of revenue producing personnel and the lag in revenue production for those employees who commenced employment during the Transition Period.

     Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale to customers, decreased 63% from the comparable six month period in 1993 to $7,033,000, primarily due to market conditions. The Company aggressively hired experienced traders and salespersons in the institutional fixed income department during the Transition Period.

     During the Transition Period, interest income increased 63% from the comparable six month period in 1993 to $7,872,000. The increase was due to higher interest rates earned on increased balances of securities inventories and increased commodities customers cash deposits. In addition, average securities customers margin receivables began to increase in the Transition Period and the Company increased its efforts in the stock loan and securities finders business.

     Fee income decreased 35% from the comparable six month period in 1993 to $3,876,000. The timing of revenue recognition on investment banking transactions is a function of when the transactions are completed. The Company completed 3 and 11 investment banking transactions during the six month periods ended December 31, 1994 and 1993, respectively.

     Other revenue decreased 56% from the comparable six month period in 1993 to $1,543,000. The Company realized a $696,000 gain on the sale of a Chicago Board of Trade exchange membership during the Transition Period. The Company realized nonrecurring gains of $2,551,000 from the sale of businesses in the comparable six month period ended December 31, 1993.

EXPENSES

     During the Transition Period, employee compensation and benefits expense decreased 23% from the comparable six month period in 1993 to $21,886,000.
This decrease is the net effect of reduced variable compensation related to the decrease in commission revenues and an increase in fixed compensation expense resulting from the employment of new management and producers with temporarily enhanced commission payouts.

     Commissions, floor brokerage, and clearing expenses decreased 42% from the comparable six month period in 1993 to $2,328,000, commensurate with the decrease in commission revenues.

     Interest expense increased 98% from the comparable six month period in 1993 to $5,933,000 due to higher interest rates on increased securities inventory balances and the effect of increased short-term borrowings from Abaco. See Note 9 to the Consolidated Financial Statements.

     Professional fees decreased 74% from the comparable six month period in 1993 to $763,000. The Company paid approximately $1,600,000 in nonrecurring professional fees related to the ownership change transaction during the period ended December 31, 1993, as discussed below. Other operating expenses decreased 53% from the comparable six month period in 1993 to $1,443,000, primarily related to a significant decrease in errors, bad debt and legal settlements.

     The Company recorded an income tax benefit of $2,168,000 for the Transition Period as management believed that this benefit will be realized in connection with the Company's intended tax strategies and projected future income.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

REVENUES

     Commission revenue decreased 25% in fiscal 1994 to $29,158,000, largely a function of the reduced volume in the securities and futures markets and losses of revenue producing personnel.

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

     Fee income increased 142% in fiscal 1994 to $7,598,000. The timing of revenue recognition on investment banking transactions is a function of when the transactions are completed. The Company completed 18 investment banking transactions during fiscal 1994, as compared to 7 during fiscal 1993.

     The Company realized nonrecurring net gains of $2,551,000 in fiscal 1994 from the sales of its London futures and option operations and its Chicago Stock Exchange specialist operation. The London futures and options branch was sold because of recurring losses.

The Chicago Stock Exchange specialist operation was sold because the Company changed its long-term strategic plan.

EXPENSES

     Nonrecurring Expenses and Restructuring Charge. As noted above, the Company incurred several material nonrecurring expenses and a restructuring charge during fiscal 1994. These items are recorded in various financial statement line items including Employee Compensation and Benefits, Professional Fees and Other Operating Expenses. Such items are summarized below by the type of transaction which gave rise to the expense or charge.

     Ownership change transaction            $ 6,401,000
     Restructuring charge                      3,815,000
     Litigation and settlements                3,427,000
     Employee related                          1,178,000
     Other                                     3,545,000
                                             -----------

     Total nonrecurring expenses
      and restructuring charge               $18,366,000
                                             ===========

The components of the $6,401,000 incurred in the ownership change transaction are as follows:

     Employee option tender                  $ 2,026,000
     Professional fees                         1,604,000
     Employee costs (hiring
      and severance)                           2,231,000
     Other                                       540,000
                                             -----------
                                             $ 6,401,000
                                             ===========

     The Company has recorded a restructuring charge totaling approximately $3,815,000 related to office relocations in Chicago and New York during 1995. This figure includes the costs of abandoning certain leasehold improvements (a net noncash charge of approximately $450,000) and certain lease obligations for space which management believes it will be unable to sublet after the moves. Any sublease revenues realized in the future will be recorded as a reduction of occupancy costs.

     Rodman incurred expenses totaling $3,427,000 related to certain legal settlements during the year ended June 24, 1994. This amount does not include the costs of normal recurring litigation inherent in day-to-day operations.

     Rodman incurred certain employee related expenses totaling $1,178,000 during fiscal 1994 in connection with the severance of certain employees, employment fees and other costs associated with the new hirings.

     Other nonrecurring expenses totaling $3,545,000 include expenses and allowances incurred in connection with the termination of Rodman's high-yield fixed income securities business and liquidation of the related portfolio. Rodman terminated its high-yield fixed income business because it determined that the earnings to be derived from such business were insufficient to justify the costs and risks involved in conducting the business. In connection with the termination of the business, Rodman made the decision to repurchase certain high-yield bonds held in the accounts of certain of its customers or to reprice high-yield bonds that such customers continued to hold by refunding to them part of their initial purchase price. The expenses incurred in connection with the termination of the business included $1.1 million attributable to these repurchase and repricing transactions. The remainder of the $3,545,000 includes professional and consulting fees and write-offs of certain deferred expenses and receivables.

     Substantially all of the nonrecurring expenses discussed above were paid during fiscal 1994. A restructuring charge liability of $817,000 will be paid in 1996.

     Total Expenses. Total expenses increased $7,987,000 to $94,748,000 in fiscal 1994, following an increase of $5,586,000 in fiscal 1993. The following discussion focuses on the changes in expenses by financial statement line item after excluding the nonrecurring expenses discussed above. The nonrecurring expenses were summarized above by transaction type, not by financial statement line item.

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

     The Company recorded a net tax benefit of $930,000 for fiscal 1994. An additional benefit of $4,518,000, was offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This valuation allowance has been recognized due to the uncertainty of realizing the tax benefit of loss carry forwards and temporary differences totaling $2,469,000 and $2,627,000, respectively, at June 24, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specified amounts of net capital to meet its customer obligations. In February 1996, Rodman's net capital requirement was reduced as a result of its shift from clearing to non-clearing status. See Notes 12 and 18 to the Consolidated Financial Statements. At December 31, 1995, Rodman's net capital was $15,402,000, which was $14,291,000 in excess of the minimum required net capital. At December 31, 1994, Rodman's net capital was $16,644,000, which was $11,038,000 in excess of the minimum required net capital.

     The Company's assets are substantially comprised of customer-related receivables and securities inventory, both of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables, short-term loans from banks and Confia, S.A. and other payables. Additionally, Rodman maintains lines of credit with large financial institutions which include daily demand loans, letters of credit and reverse repurchase agreements to meet financing needs. All of these lines of credit require collateral to be pledged, and none of the borrowings can exceed the value of the collateral. Certain Rodman lines of credit with financial institutions other than Confia, S.A. have been terminated or significantly reduced because of the Company's continuing losses. Management of the Company believes that Rodman will establish new lines of credit and reestablish previous lines once the Company receives additional capital and/or achieves profitability.

     On June 22, 1994, the Company borrowed $10 million from Confia, S.A. During 1995, the Company obtained additional loans from Confia, S.A. in an aggregate amount of $16.5 million. The Company required the additional loans in order to continue to conduct its business because its losses were eroding its net capital. On December 4, 1995, the Company paid all interest due on the loans and consolidated the principal amounts, totaling $26.5 million, into a single note due June 3, 1996 and bearing interest at an annual rate of 12%. Based upon the letter of support that the Company received from Abaco, management believes that it is the intention of Confia, S.A. to renew the loan when it becomes due or to convert all or a portion of the loan to equity pursuant to the Note Conversion Agreement discussed below, subject to receipt of requisite approvals from Mexican government authorities. A renewal may be on different terms than the original loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

     The Company entered into a Note Conversion Agreement with Confia, S.A. dated September 29, 1995 and amended November 10, 1995, pursuant to which Confia, S.A. has the right to convert all or a portion of the Company's outstanding indebtedness to equity in the Company. The number of shares of common stock to be issued upon a conversion would be determined by dividing the amount of indebtedness to be converted by the book value per share of common stock as of the end of the Company's most recent fiscal quarter (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). Indebtedness is convertible only if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders at the same effective per share price for a number of shares proportional to the number to be issued upon the conversion. Confia, S.A. may transfer the conversion right to Abaco or another corporation within the Abaco group of affiliated companies.

     In addition, in December 1995, the Company issued to Abaco 50 shares of non-voting preferred stock at a price per share of $100,000, which shares are convertible into Company common stock. In a conversion, the $5,000,000 preferred stock purchase price would be divided by the book value per share of common stock as of the end of the most recent month to determine the number of shares of common stock to be issued (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). The preferred stock is convertible only in connection with a rights offering to all stockholders at the same effective per share price for a number of shares proportional to the number to be issued upon conversion at a price per share equal to such book value per share or par value, as the case may be.

     On February 9, 1996, the Company also received a letter from Parent whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. To that end, Parent has agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, it provided $5 million of that total through the purchase by Abaco of 50 additional shares of non-voting preferred stock at a price per share of $100,000. The terms of such shares are identical to those of the preferred stock issued in December, 1995, as discussed above.

     In addition to Abaco's commitment, the Company's senior management is in the process of exploring the possibility of investing up to $1 million in new capital in the Company, and of permitting certain additional Rodman employees to invest directly in the firm in the near future.

     During the fourth quarter of 1995, the Company finalized an equipment leasing arrangement for approximately $6 million in financing in order to minimize the impact of its Chicago and New York office relocations on its liquidity. Confia, S.A., issued a standby letter of credit for the account of the Company in the amount of $6 million as additional security for the financing. If the letter of credit were drawn down, the resulting $6 million of indebtedness that the Company would owe Confia, S.A. would carry the same conversion rights as the Company's current indebtedness to Confia, S.A. described above.

     The Company currently has subordinated loans outstanding to Rodman, its broker dealer subsidiary, in an aggregate amount of $26.5 million. The loans are funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend these subordinated borrowings through June, 1998. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that the borrowing between the Company and Confia, S.A. were not renewed or converted, Rodman would be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, then would seek regulatory approval to repay its subordinated debt to the Company. See Notes 9 and 12 to the Consolidated Financial Statements. Rodman obtained regulatory approval to repay and repaid a $2.5 million subordinated note from an unrelated party on October 2, 1995 with proceeds from a subordinated loan from the Company which was funded by the borrowings from Confia, S.A.

     The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed for a period in excess of 90 days, 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity (the "debt/equity ratio"). At December 31, 1995, Rodman's debt/equity ratio was 78.2%. In January 1996, the Company and Rodman converted $5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform Net Capital Rule, thereby reducing the debt/equity ratio to 60%.

     The Company does not anticipate any material capital expenditures during 1996. Future capital expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

CASH FLOWS

     Operating Activities. Operating activities generated $5 million in net cash in 1995, primarily as a result of the decrease in securities inventory.
In the Transition Period, the Company used $157,000 in net cash, exclusive of the increase in securities purchased under agreements to resell of $21,631,000, in operating activities. In fiscal 1994, the Company generated net cash and cash equivalents of $3,188,000, exclusive of the increase in securities purchased under agreements to resell of $13,423,000, from operating activities.

     Investing Activities. In 1995, the Company generated $3.02 million in net cash in investing activities, which represents the net effect of the sale of commodity exchange memberships and the purchase of furniture and fixtures relating to the moves in Chicago and New York. In the Transition Period, the Company generated $700,000 in net cash from investing activities related to the sale of a Chicago Board of Trade exchange membership. In fiscal 1994, the Company generated $3,732,000 in net cash from investing activities, primarily the result of the sale of its London futures and option operations and its Chicago Stock Exchange specialist operation.

     Financing Activities. In 1995, the Company used $6.03 million in net cash in financing activities, which represents the net effect of the reduction in short term borrowings from banks and the increase in short term borrowings from Confia, S.A. In the Transition Period, the Company generated $28,213,000 in net cash from financing activities, which represents the net effect of an increase in short-term borrowings from banks of $31,089,000 to finance increased securities inventories and the payment of $2,876,000 in subordinated borrowings. In fiscal 1994, the Company generated $5,957,000 in net cash from financing activities, which represents debt and equity financing from Abaco and Confia, S.A., net of reductions in short-term bank and subordinated borrowings.

INFLATION

     The Company s assets are primarily monetary, consisting of cash, securities inventory and receivables. These monetary assets are generally liquid and turn over rapidly and, consequently, are not in general significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, occupancy and equipment, which may not be readily recoverable in the price of its services.

CERTAIN ACCOUNTING MATTERS

     During fiscal year 1993 Rodman implemented the following accounting changes:

     1. Rodman changed its method of accounting for commission revenue and expenses for commodity transactions executed for introducing brokers. For 1993, the net commission retained by the Company was recorded as revenue. In previous years, the entire amount of commissions charged to customers on introducing brokers were recorded as commission expense. See Note 2 for the effects on the Financial Statements. Rodman believes these accounting changes better reflect the substance of the transactions.

     2. Rodman adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change was an $18,000 benefit.


     In October, 1994, the FASB issued SFAS No. 119, "Disclosure about Definitive Financial Instruments and Fair Value of Financial Instruments." Rodman adopted this standard during the Transition Period. See Note 16 to the Consolidated Financial Statements.

     On April 11, 1994 the Board of Directors voted to change the Company s fiscal year end to December 31. Accordingly, beginning in 1995, the Company's fiscal year is a calendar year.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 123, which becomes effective in 1996, encourages the adoption of a fair value based method of accounting for stock-based compensation plans. The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Applying APB 25, the Company has not recognized compensation expense because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted as a separate section of this report. (See Index on page F-1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Regulation S-K Item 304 was previously reported in the Company's Proxy Statement dated December 27, 1994, pertaining to its Special Meeting of Stockholders held on January 31, 1995.


PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth each of the Company's current directors and executive officers and his age, current positions with the Company, period of service and business experience for the past five years.

Charles W. Daggs, III            Age 48; Director, President and Chief
                                 Executive Officer of the Company and President of Rodman since April 11, 1994; Senior
                                 Managing Director, Bear Stearns & Co.,
                                 Incorporated, a financial services firm, from 1991 to 1994.

Peter Boneparth                  Age 36; Director since 1995; Executive Vice
                                 President and Senior Managing Director of
                                 Investment Banking for Rodman since March 28,
                                 1995; Managing Director of Investment Banking for Mabon Securities Corp., a financial services firm, from 1989 to March 28, 1995.
                                 Mr. Boneparth also serves as a director of Marissa Christina, Inc.

John T. Hague                    Age 41; Executive Vice President and Chief
                                 Financial Officer of the Company since June
                                 28, 1994; Executive Vice President and
                                 Director of Internal Audit of the Company from April 11, 1994 to June 28, 1994; Senior
                                 Manager with Deloitte & Touche, a certified public accounting firm, from 1990 to April, 1994.

Francis L. Kirby                 Age 51; Director since 1994; Senior Managing
                                 Director of Retail Financial Services for
                                 Rodman since November 1995; Executive Vice
                                 President of the Company since June 24, 1994;
                                 Senior Vice President of Oppenheimer & Co.,
                                 Inc., a financial services firm, from May 1993 to June 1994; Director and Executive Vice
                                 President of the Company from 1981 to 1993.

Edwin J. McGuinn, Jr.            Age 44; Director since 1995; Senior Managing
                                 Director of Fixed Income for Rodman since
                                 February 1996; Executive Vice President and
                                 Senior Managing Director of Equities for
                                 Rodman since March 28, 1995; Managing Director of Mabon Securities Corp., a financial services firm, from 1992 to 1994; investment banker with Lehman Bros. from 1981 to 1992 with final position of Managing Director.

Keith F. Pinsoneault             Age 48; Director since 1994; Executive Vice
                                 President of the Company since 1994; Chief
                                 Operating Officer of the Company from
                                 September 1994 to January 1996; Director of
                                 Capital Markets for Rodman since January 1996;
                                 Senior Portfolio Manager for Harris Bretall
                                 Sullivan & Smith from 1991 to 1994.

Joseph P. Shanahan               Age 48; Director since 1993; Executive Vice
                                 President and Chief Operating Officer of
                                 Rodman since February 8, 1996; Director of
                                 Operations and Administration for Rodman from January 2, 1996 to February 8, 1996; President of Abaco International Corp., a wholly- owned subsidiary of Abaco, from 1992 to 1996; Vice
                                 President of Rodman from January 1994 to April
                                 1994; consultant to Excalibur Management, Ltd.
                                 from 1990 to 1992.

Alexander C. Anderson            Age 47; Director since 1994; Research Director
                                 of Abaco since 1989.

Ernesto Arechavala               Age 31; Director since 1995; Director of
                                 Administration and Finance for Abaco since
                                 1993; Director of Operations for Abaco from
                                 1991 to 1993.

Eduardo Camarena Legaspi         Age 45; Director since 1993; Director of
                                 International Affairs for Parent since 1987;
                                 Chief Executive Officer of Abaco from 1991 to
                                 1995; Director of Abaco from 1985 to 1995;
                                 Director of Parent since 1992 and Director of Confia, S.A. since 1991.

Jorge Antonio Garcia Garza       Age 34; Director since 1993; General Counsel,
                                 Secretary of the Board of Directors of Parent since 1992; General Counsel of Abaco since
                                 1985 and Secretary of Abaco's Board of
                                 Directors since 1986; General Counsel of
                                 Confia, S.A. since 1992, Secretary of the
                                 Board of Directors of Confia, S.A. since 1993 and Director of Confia, S.A. since 1991.

Jorge Lankenau Rocha             Age 51; Chairman of the Board of the Company
                                 and Director since 1993; Chairman of the Board of Parent since 1992 and of Abaco since 1985;
                                 Chief Executive Officer of Abaco from 1985 to
                                 1991;  Chairman of the Board and Chief
                                 Executive Officer of Confia, S.A.  since 1991.

Thomas E. Meade                  Age 55; Director since 1994; Founder and
                                 President of Private Capital Management, Inc., an investment management and consulting firm, since 1993; President of Fidelity Brokerage, a securities brokerage firm, from 1992 to 1993;
                                 President of Kemper Securities/Boettcher, a securities brokerage firm, from 1988 to 1992.

Rodrigo Padilla                  Age 48; Director since 1995; Director of
                                 Parent since April 1992; Director of Abaco since April 1992; Director of Confia, S.A., since April 1992.

Richard Pigott                   Age 55; Director since 1994; corporate merger
                                 and acquisition advisor and private investor since 1988. Mr. Pigott also serves as a Director of Ameriwood Industries International
                                 Corporation.

Federico Richardson Lamas        Age 34; Director since 1995; National Sales
                                 Manager of Abaco since 1995; investment
                                 advisor with Abaco since 1986; Director of Confia, S.A. since 1995.

David S. Ruder                   Age 66; Director since 1993; Professor of Law,
                                 Northwestern University School of Law since
                                 1961; partner with Baker & McKenzie, an
                                 international law firm, from 1990 to 1994 and Senior Counsel since 1994; Chairman of the
                                 Securities and Exchange Commission from 1987 to 1989. Member of the Board of Governors of the National Association of Securities
                                 Dealers, Inc., from 1990 to 1993. Mr. Ruder also serves as a Director of Quixote
                                 Corporation.

STOCK OWNERSHIP AND TRADING REPORTS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file initial stock ownership reports and reports of changes in ownership with the SEC and the NYSE. The Company must also be furnished with a copy of these reports. Based on Company records, Francis L. Kirby, a director and executive officer of the Company, filed one late report during 1995 with respect to one transaction. Rodrigo Padilla and Ernesto Arechavala, directors of the Company, each filed one late Form 3 Initial Statement of Beneficial Ownership of Securities. Edwin J. McGuinn, Jr., a director and executive officer of the Company, filed one late report during 1996 with respect to one transaction in 1995.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for the year ended December 31, 1995, the Transition Period, the fiscal year ended June 24, 1994 and the fiscal year ended June 25, 1993 for the following persons (the "named executive officers"): (i) the Company's chief executive officer, and (ii) the other four executive officers at December 31, 1995 with the highest total salary and bonus for 1995.

                                        SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                              Annual Compensation                 Compensation
                                                                                                  ------------
                                                                                                     Awards
                                                                                                     ------

                                  ----------------------------------------------------------       Securities          All Other
                                                                              Other Annual         Underlying         Compensation
  Name and Principal Position     Period       Salary($)      Bonus ($)     Compensation ($)       Options (#)           ($)(1)
  ---------------------------     ------       ---------      ---------     ----------------       -----------        ------------
 Charles W. Daggs III(2)           1995         300,000        600,000             -0-                 -0-                924
 President and Chief
 Executive Officer              Transition      150,000          -0-               -0-                 -0-                -0-
                                  Period

                                   1994          68,269        500,000             -0-               100,000             10,000


 Peter Boneparth(3)                1995         153,846        650,000             -0-               20,000               -0-
 Executive Vice President


 Edwin J. McGuinn, Jr.(4)          1995         153,846        500,000             -0-               20,000               -0-
 Executive Vice President


 Keith F. Pinsoneault(5)           1995         150,000        100,000             -0-               20,000               924
 Executive Vice President
                                Transition       75,000        50,000              -0-                 -0-                -0-
                                  Period

                                   1994          13,077         8,718              -0-                 -0-                -0-

 David H. Shulman(6)               1995        1,300,000         -0-             39,657              20,000               924
 Executive Vice President
                                Transition      650,000          -0-             26,182                -0-                -0-
                                  Period

                                   1994         299,363          -0-            1,031,263             5,000               873



- - - - -----------
(1) Amounts included under "All Other Compensation" consist of (i) Company matching funds under the Company s Retirement and Savings Plan and (ii) in the case of Mr. Daggs, $10,000 in relocation expenses in fiscal 1994.

(2) Mr. Daggs joined the Company as President and Chief Executive Officer on April 11, 1994. The figures in the Bonus column reflect amounts paid pursuant to the terms of his employment agreement, discussed below.

(3) Mr. Boneparth became an executive officer of the Company on March 28, 1995. The figure in the Bonus column reflects a bonus for 1995 paid in 1996 pursuant to the terms of his employment agreement, discussed below.

(4) Mr. McGuinn became an executive officer of the Company on March 28, 1995. The figure in the Bonus column includes a $200,000 signing bonus paid in 1995 and a $300,000 bonus for 1995 paid in 1996, both pursuant to the terms of his employment agreement, discussed below.

(5) Mr. Pinsoneault became an executive officer of the Company on May 31, 1994.

(6) Mr. Shulman became an executive officer of the Company on February 14, 1994. He resigned as an officer of the Company on January 29, 1996. The figures in the Other Annual Compensation column include (i) the cash value that he received in 1995 for a life insurance policy previously purchased by the Company under a discontinued employee benefit plan, and (ii) for previous periods, deferred compensation and commissions.

         The following table presents information as to stock option awards to each of the named executive officers during 1995. No stock appreciation rights were granted.

                       Option Grants in Last Fiscal Year

                               Individual Grants
                               -----------------

                                    Number of                                                       Potential Realized Value at
                                    Securities        % of Total                                   Assumed Annual Rates of Stock
                                    Underlying      Options Granted    Exercise                    Price Appreciation for Option
                                     Options        to Employees in      Price       Expiration               Term (1)
              Name                 Granted (#)        Fiscal Year       ($/SH)          Date            5% ($)       10% ($)
              ----                 -----------        -----------       ------          ----            ------       -------
 Charles W. Daggs, III                  -                  -               -             -                 -               -
 Peter Boneparth                    20,000(2)            2.43            2.00         12/07/05          103,116         237,497
 Edwin J. McGuinn, Jr.              20,000(2)            2.43            2.00         12/07/05          103,116         237,497
 Keith F. Pinsoneault               20,000(2)            2.43            2.00         12/07/05          103,116         237,497
 David H. Shulman(3)                20,000(2)            2.43            2.00         12/07/05          103,116         237,497


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

         (2) Options vest at 20% per year cumulatively and are exercisable upon vesting.

         (3) No longer employed by the Company. Options have been cancelled.

         The following table provides information as to the number and value of the options held by each named executive officer at December 31, 1995. The Company has not granted stock appreciation rights.

                Aggregated Option Exercises In Last Fiscal Year
                            and FY-End Option Values

                                                                                            Number of
                                                                                           Securities             Value of
                                                                                           Underlying          Unexercised In-
                                                                                           Unexercised        the-Money Options
                                                                                       Options at FY-End (#)   at FY-End ($)(1)

                                    Shares Acquired on                                     Exercisable/         Exercisable/
 Name                                  Exercise (#)            Value Realized ($)          Unexercisable        Unexercisable
 ----                                  ------------            ------------------          -------------        -------------
 Charles W. Daggs III                        -                         -                      -/100,000              -/-
 Peter Boneparth                             -                         -                       -/20,000              -/-
 Edwin J. McGuinn, Jr.                       -                         -                       -/20,000              -/-
 Keith F. Pinsoneault                        -                         -                       -/20,000              -/-
 David H. Shulman(2)                         -                         -                   9,600/26,400              -/-

(1) All options listed in the table were out of the money at December 31, 1995, based on a closing stock price of $1.75 per share on such date.

(2)      No longer employed by the Company.  Options have been cancelled.

REMUNERATION OF DIRECTORS

     Directors who are not otherwise employed by Parent, Abaco, the Company or a subsidiary of the Company are entitled to receive:


     - $2,500 for each meeting of the Board of Directors attended in person;
     - $500 for each meeting of the Board of Directors attended by telephone;
     - $2,500 for each meeting of a committee of the Board of Directors attended in person (unless such meeting is on the same day as a meeting of the Board of Directors); and
     - $500 for each meeting of a committee of the Board of Directors attended by telephone;

provided that such directors receive a minimum remuneration of $25,000 per fiscal year. Such directors also receive an automatic grant of 7,500 stock options each year with an exercise price equal to the market price of the Company's common stock on the date of grant. The options fully vest after a period of one year and terminate when the grantee ceases to be a director. Directors who are otherwise employed by Parent, Abaco, the Company or a subsidiary of the Company are not entitled to any additional compensation for serving as directors.

EMPLOYMENT AGREEMENTS

     Charles W. Daggs, III, President and Chief Executive Officer of the Company, began his employment on April 11, 1994. Under the terms of his agreement, Mr. Daggs is entitled to receive a base salary of $300,000 per year. Also, under the terms of his agreement, Mr. Daggs received or will be eligible to receive performance-based compensation for each of the two twelve-month periods commencing July 1, 1994 and July 1, 1995 based on the Company's income before taxes ("IBT") for such periods. (At the time the Company and Mr. Daggs entered into his agreement, these periods coincided with the Company's fiscal years. The Company has since changed its fiscal year to a calendar year.) The performance goal and the performance-based compensation are calculated as follows:


                 IBT                                                         PERFORMANCE-BASED COMPENSATION
                 (Without Giving Effect to Performance-Based
                 Compensation)
                 $0 - $5,000,000                                             5% of IBT

                 $5,000,000.01 - $10,000,000                                 $250,000 plus 7.5% of IBT exceeding $5,000,000

                 $10,000,000.01 - $15,000,000                                $625,000 plus 10% of IBT exceeding $10,000,000


                 More than $15,000,000                                       $1,125,000 plus percentage of IBT exceeding
                                                                             $15,000,000 to be determined by the Board of
                                                                             Directors of the Company but not to exceed 5%

Notwithstanding the foregoing, the performance-based compensation for each of the two twelve-month periods was to be or will be no less than $600,000. Mr. Daggs received the $600,000 minimum for the twelve-month period commencing July 1, 1994. Mr. Daggs will receive no portion of the performance-based compensation for the twelve-month period commencing July 1, 1995 unless he is employed by the Company on June 30, 1996. His performance goal was approved by the Company's stockholders at its annual meeting held on June 1, 1994.

     Pursuant to the terms of his agreement, the Company also granted to Mr. Daggs options to purchase 100,000 shares of Common Stock at a price of $6.50 per share, the fair market value of the Common Stock on his first day of employment. 50% of such options will become exercisable on June 30, 1996, and the remaining 50% will become exercisable on June 30, 1997, in each case provided that Mr. Daggs is employed by the Company on such dates.

     Mr. Daggs' employment agreement will be in effect through June 30, 1996, subject to extension by mutual agreement and subject to earlier termination by the Company for cause or upon Mr. Daggs' death or disability.

     Rodman entered into a three-year employment agreement with Peter Boneparth effective March 28, 1995, pursuant to which Mr. Boneparth became head of Rodman's investment banking group. Under the terms of the agreement, Mr. Boneparth received a $650,000 bonus paid in February, 1996. Mr. Boneparth receives a guaranteed base salary of $200,000 per year. In addition, for 1996 and 1997 he will receive a guaranteed bonus equal to the greater of (i) $650,000 or (ii) 14% of the total pre-tax profit (as defined in the agreement) (the "Profit Bonus") of Rodman's investment banking group plus 25% of certain revenues generated by him and allocated to the investment banking group. Each bonus to which Mr. Boneparth may be entitled for a partial fiscal year shall be pro rated. In the event that Rodman terminates Mr. Boneparth's employment upon a sale or change in control of Rodman, Rodman must (i) continue to pay Mr. Boneparth's salary and any minimum guaranteed bonuses to which he otherwise would have been entitled through the earlier of March 15, 1998, or the one-year anniversary of his death, and (ii) pay to Mr. Boneparth any Profit Bonus to which he otherwise would have been entitled in respect of the portion of the fiscal year completed prior to the sale or change of control.

     Rodman entered into a two-year employment agreement with Edwin J. McGuinn, Jr. effective April 1, 1995, pursuant to which Mr. McGuinn became Senior Managing Director of Rodman's institutional equity department. Under the terms of the agreement, Mr. McGuinn received a $200,000 signing bonus in 1995. Mr. McGuinn receives a guaranteed base salary of $200,000 per year. In addition, in February, 1996, he received a bonus of $300,000. By February 14, 1997, he will be entitled to receive a bonus equal to the greater of (i) $300,000, or
(ii) the sum of 1.5% of certain revenues derived from equity commissions and public offerings, 10% of the foregoing revenues less direct expenses and certain allocated expenses (as defined in the agreement), 6% of certain revenues derived from Rodman's investment banking group less direct expenses and certain allocated expenses (as defined in the agreement), and 25% of any profit during the first year of operation from any business group of the Company not in existence at the time of execution of the agreement and brought into the Company due to his efforts. Each bonus to which Mr. McGuinn may be entitled for a partial fiscal year shall be pro rated. In the event that Rodman terminates Mr. McGuinn's employment upon a sale or change in control of Rodman, Rodman must continue to pay Mr. McGuinn's base salary and applicable bonuses through the earlier of April 1, 1997, or the one-year anniversary of his death.

     On February 14, 1994, Rodman entered into an employment agreement with David H. Shulman, pursuant to which Mr. Shulman assumed the position of Managing Director of the Fixed Income Group of Rodman. Under the agreement, Mr. Shulman received fixed compensation of $1,300,000 per year and was entitled to additional compensation equal to 15% of any net pretax profits of the Fixed Income Group. The agreement was for a term of three years commencing February 14, 1994. However, Mr. Shulman resigned from Rodman on January 29, 1996, therefore, Rodman's payment obligations under the contract have terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1995, the sole members of the Company Compensation Committee were Thomas E. Meade and Richard Pigott. Neither is or has been an officer or employee of the Company or any of its subsidiaries.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 8, 1996 concerning the beneficial ownership of the Company's Common Stock by (i) each stockholder owning more than 5% of the outstanding Common Stock, (ii) each director of the Company; (iii) each of the named executive officers (as listed in the Summary Compensation Table in Item 11) and (iv) all current directors and executive officers of the Company as a group.

                                                                 Amount and
                                                                  Nature of
                                                                 Beneficial                   Percent
Identity of Holder                                               Ownership (1)                of Class (2)
- - - - ------------------                                               -------------                ------------
Abaco(3)  . . . . . . . . . .  . . . . . . . . . . . . . . . .    4,431,968                    69.6%
Montes Rocallosos
505 Sur, Residential San Agustin, 66260
Garza Garcia, N.L. Mexico

The business address for each of the following persons is:

Rodman & Renshaw, Inc.
233 West Wacker Drive, Ste. 4500
Chicago, Illinois  60606

Alexander C. Anderson(4)  . . . . . . . . . . . . . . . . .               0                    --
Ernesto Arechavala(4) . . . . . . . . . . . . . . . . . . .               0                    --
Peter Boneparth   . . . . . . . . . . . . . . . . . . . . .           5,000                    *
Eduardo Camarena Legaspi(4) . . . . . . . . . . . . . . . .               0                    --
Charles W. Daggs, III . . . . . . . . . . . . . . . . . . .               0                    --
Jorge Antonio Garcia Garza(4) . . . . . . . . . . . . . . .               0                    --
Francis L. Kirby  . . . . . . . . . . . . . . . . . . . . .           1,000                    *
Jorge Lankenau Rocha(4) . . . . . . . . . . . . . . . . . .               0                    --
Edwin J. McGuinn, Jr. . . . . . . . . . . . . . . . . . . .           9,000                    *
Thomas E. Meade . . . . . . . . . . . . . . . . . . . . . .           7,500                    *
Rodrigo Padilla(4)  . . . . . . . . . . . . . . . . . . . .               0                    --
Richard Pigott  . . . . . . . . . . . . . . . . . . . . . .           8,000                    *
Keith F. Pinsoneault  . . . . . . . . . . . . . . . . . . .               0                    --
Federico Richardson Lamas(4)  . . . . . . . . . . . . . . .               0                    --
David S. Ruder  . . . . . . . . . . . . . . . . . . . . . .          17,500                    *
Joseph P. Shanahan(4) . . . . . . . . . . . . . . . . . . .               0                    *
All current directors and executive
  officers as a group (17 persons)(4) . . . . . . . . . . .          48,800                    *


- - - - ------------------
* Less than 1%

(1) Includes 25,700 shares of Common Stock subject to stock options vested under the Company's 1994 Stock Option Plan or Non-Employee Director Stock Option Plan exercisable within 60 days after March 8, 1996, as follows: Mr. Meade, 7,500; Mr. Pigott, 7,500; Mr. Ruder, 7,500; unnamed executive officer, 800.

(2) Pursuant to the requirements of Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, percentage ownership is calculated as if the shares subject to stock options which are currently exercisable or become exercisable within 60 days held by the persons identified in the above table had been issued to them and were outstanding as of March 9, 1996.

(3) Abaco also has the right to acquire Common Stock from the Company if the Company issues stock and the result is that Abaco beneficially owns less than 51% of the total voting power of the Company's stock. Parent also is deemed the beneficial owner of Abaco's Common Stock.

(4) Not included are shares held by Abaco, of which the referenced person is a director and/or officer or with which the referenced person is otherwise affiliated.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's transactions with Abaco and Confia, S.A. See Item 11. Executive Compensation -- Employment Agreements for a discussion of employment agreements between the Company and certain executive officers.

     Abaco International Corporation, a wholly-owned subsidiary of Parent based in New York ("AIC"), subleases from the Company a portion of the New York office space leased by the Company. Under the sublease, AIC is required to pay annual rent to the Company in an amount that is a percentage of the total rent that the Company pays under its lease equal to the percentage of the Company's total space occupied by AIC. AIC's total rent for 1995 was $275,312. Its total rent for 1996 is expected to be $130,080. Under the sublease, AIC also is required to pay operating expenses and other payments charged to the Company by the landlord under the Company's lease. The sublease expires on May 31, 1998.

     David S. Ruder, a Director of the Company, is Senior Counsel to Baker & McKenzie. Baker & McKenzie performs legal services for the Company, Abaco and Parent.

     As a matter of policy, the Company does not intend to make any loans to directors or executive officers of the Company other than in margin transactions conducted in the ordinary course of the business. Certain directors and executive officers of the Company may maintain margin accounts with Rodman pursuant to which Rodman may make loans for the purchase of securities. All margin loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                 The following are Consolidated Financial Statements of Rodman & Renshaw Capital Group, Inc. and Subsidiaries:

                 Consolidated Statements of Financial Condition - December 31, 1995 and December 31, 1994.

                 Consolidated Statements of Operations - Year Ended December 31, 1995, Transition Period ended December 31, 1994, Fiscal Years ended June 24, 1994 and June 25, 1993.

                 Consolidated Statements of Stockholders' Equity - Year Ended December 31, 1995, Transition Period ended December 31, 1994, Fiscal Years ended June 24, 1994 and June 25, 1993.

                 Consolidated Statements of Cash Flows - Year Ended December 31, 1995, Transition Period ended December 31, 1994, Fiscal Years ended June 24, 1994 and June 25, 1993.

                 Notes to Consolidated Financial Statements.

                 Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are applicable, and therefore have been omitted.

(b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibits - The following exhibits are included herein or are incorporated by reference:

           (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

               2.1 Asset Purchase Agreement dated as of March 21, 1995 between the Company and Mabon Securities Corp. - Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

           (3)    Certificate of Incorporation and By-Laws

               3.1 Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended June 24, 1994.

               3.2    By-Laws.

           (4)    Instruments Defining the Rights of Security Holders

               4.1 Certificate of Designations of Rights, Privileges and Restrictions of Series B Non-Voting Convertible Preferred Stock.

           (10) Material Contracts (Asterisk indicates management contracts or compensatory plans or arrangements)

               10.1 Rodman & Renshaw Capital Group, Inc. Non-Employee Director Stock Option Plan - Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 5, 1994.*

               10.2 Rodman & Renshaw Capital Group, Inc. 1994 Stock Option Plan - Incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 25, 1994.*

               10.3 Lease Agreement dated October 20, 1980 - Incorporated by reference to Exhibit 10.3 to the Company's Form S-1 Registration Statement (Reg. No. 33-4649), which became effective on May 29, 1986.

               10.4 Deferred Compensation Plan (dated January 1, 1993) - Incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

               10.5 Deferred Compensation Trust (dated January 1, 1993) - Incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

               10.6   Supplemental Executive Retirement Plan (dated January 1,
                      1993) - Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993 and Exhibit 5 to the Company's Schedule 14D-9 dated November 23, 1993.*

               10.7   Supplemental Executive Retirement Trust (dated January 1,
                      1993) - Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended June 25, 1993.*

               10.8 Stock Purchase Agreement dated December 21, 1995 between the Company and Abaco.

               10.9 Promissory Note from the Company to Confia, S.A. dated December 4, 1995.

               10.10 Employment agreement between the Company and Charles W. Daggs, III, dated April 11, 1994 - Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended June 24, 1994.*

               10.11 Employment agreement between Rodman & Renshaw, Inc. and David H. Shulman dated February, 1994 - Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended June 24, 1994.*

               10.12 Employment agreement between the Company and F.L. Kirby dated June 20, 1994 - Incorporated by reference to
                      Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended June 24, 1994.*

               10.13 Acquisition Agreement dated as of November 17, 1993 among the Company, Abaco and Parent - Incorporated by reference to Exhibit (c)(1) to Schedule 14D-1 of Abaco and Parent filed by EDGAR on January 18, 1994.

               10.14 Lease between Tower Leasing, Inc. and the Company - Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the Transition Period from June 25, 1995 through December 31, 1995.

               10.15 First Amendment to the Rodman & Renshaw, Inc. Supplemental Executive Retirement Plan - Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the Transition Period from June 25, 1995 through December 31, 1995.*

               10.16 Form of Option Agreement executed by recipients of options under the Rodman & Renshaw Capital Group, Inc. Non-Employee Director Stock Option Plan.*

               10.17 Form of Option Agreement executed by recipients of options under the Rodman & Renshaw Capital Group, Inc. 1994 Stock Option Plan.*

               10.18 Employment Agreement dated as of March 16, 1995 between Rodman & Renshaw, Inc. and Peter Boneparth -Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

               10.19 Employment Agreement dated as of April 1, 1995 between Rodman & Renshaw, Inc. and Edwin J. McGuinn, Jr. - Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.*

               10.20 Master Lease Agreement dated May 31, 1995 between the Company and Facility Capital Corporation and amendment dated October 24, 1995.

               10.21 Clearing Agreement dated September 15, 1995 between Rodman & Renshaw, Inc. and Correspondent Services Corporation.

               10.22 Note Conversion Agreement between the Company and Confia, S.A. dated September 29, 1995 - Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

               10.23 Amendment No. 1, dated November 10, 1995, to Note Conversion Agreement between the Company and Confia, S.A.

           (21)   Subsidiaries of the Registrant
                  ------------------------------

               21.1   Subsidiaries of the Registrant.

           (23)   Consents of Experts and Counsel
                  -------------------------------

               23.1   Consent of Coopers & Lybrand L.L.P.

               23.2   Consent of Deloitte & Touche LLP.

           (27)   Financial Data Schedule
                  -----------------------

               27.1   Financial Data Schedule.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RODMAN & RENSHAW CAPITAL GROUP, INC.

                                            By:/s/ Charles W. Daggs, III
                                               -------------------------
                                               Charles W. Daggs, III
                                               President and Chief
                                               Executive Officer

                                               Date:  March 28, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                                  Title                                     Date
 ---------                                  -----                                     ----
 /s/ Charles W. Daggs, III                  President, Chief Executive Officer, and   March 28, 1996
 -------------------------                  Director (Principal Executive Officer)
 Charles W. Daggs, III

 /s/ John T. Hague                          Chief Financial Officer (Principal        March 28, 1996
 -----------------                          Financial Officer and Accounting
 John T. Hague                              Officer)


 /s/ Alexander C. Anderson                  Director                                  March 28, 1996
 -------------------------
 Alexander C. Anderson

 /s/ Ernesto Arechavala                     Director                                  March 28, 1996
 ----------------------
 Ernesto Arechavala

 /s/ Peter Boneparth                        Director                                  March 28, 1996
 -------------------
 Peter Boneparth

 /s/ Eduardo Camarena Legaspi               Director                                  March 28, 1996
 ----------------------------
 Eduardo Camarena Legaspi

 /s/ Jorge Antonio Garcia Garza             Director                                  March 28, 1996
 ------------------------------
 Jorge Antonio Garcia Garza

 /s/ Francis L. Kirby                       Director                                  March 28, 1996
 --------------------
 Francis L. Kirby

 /s/ Jorge Lankenau Rocha                   Director                                  March 28, 1996
 ------------------------
 Jorge Lankenau Rocha

 /s/ Edwin J. McGuinn, Jr.                  Director                                  March 28, 1996
 -------------------------
 Edwin J. McGuinn

 /s/ Thomas E. Meade                        Director                                  March 28, 1996
 -------------------
 Thomas E. Meade

 /s/ Rodrigo Padilla                        Director                                  March 28, 1996
 -------------------
 Rodrigo Padilla

 /s/ Richard Pigott                         Director                                  March 28, 1996
 ------------------
 Richard Pigott

 /s/ Keith F. Pinsoneault                   Director                                  March 28, 1996
 ------------------------
 Keith F. Pinsoneault

 /s/ Federico Richard Lamas                 Director                                  March 28, 1996
 --------------------------
 Federico Richard Lamas

 /s/ David S. Ruder                         Director                                  March 28, 1996
 ------------------
 David S. Ruder

 /s/ Joseph P. Shanahan                     Director                                  March 27, 1996
 ----------------------
 Joseph P. Shanahan

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
- - - - ----------------------------------------------------------------------
                                                                 PAGE

REPORTS OF INDEPENDENT ACCOUNTANTS                                F-2

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                    F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                             F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Rodman & Renshaw Capital Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. (the "Company," a majority-owned subsidiary of Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero) and subsidiaries as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995 and the six month transition period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1995 and December 31, 1994, and the results of their consolidated operations and cash flows for the year ended December 31, 1995 and the six month transition period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.


Chicago, Illinois
February 26, 1996, except as to the information presented in Note 18, for which the date is March 29, 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Rodman & Renshaw Capital Group, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Rodman & Renshaw Capital Group, Inc. (the "Company," a majority-owned subsidiary of Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero) and subsidiaries for each of the two fiscal years in the period ended June 24, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and its subsidiaries for each of the two fiscal years in the period ended June 24, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 1993, the Company and its subsidiaries changed their methods of accounting for commission revenues and expenses for commodity transactions executed for introducing brokers and for income taxes.


/S/ Deloitte & Touche LLP

Chicago, Illinois
August 19, 1994

RODMAN & RENSHAW CAPITAL GROUP, INC. AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share amounts)

- - - - ------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,      December 31
                                                                                             1995             1994
ASSETS

CASH AND CASH EQUIVALENTS                                                                 $   9,001          $  7,011

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                               2,204            35,054

CASH AND SHORT-TERM INVESTMENTS REQUIRED TO BE SEGREGATED UNDER FEDERAL
REGULATIONS (including reverse repurchase agreements: 1994 - $35,200)                         7,398            39,215

RECEIVABLES
 Customers                                                                                   49,544            47,036
 Brokers, dealers, and clearing organizations                                                16,298           155,408

SECURITIES OWNED - At market                                                                 16,489           144,500

MEMBERSHIPS IN SECURITIES AND COMMODITIES EXCHANGES-
 At cost (market value: 1995 - $1,219; 1994 - $6,227)                                           272             3,850

FURNITURE, FIXTURES, AND LEASEHOLD IMPROVEMENTS-
 At cost, less accumulated depreciation and amortization (1995 - $5,132; 1994 - $5,554)       8,560             2,298

PREPAID EXPENSES AND OTHER ASSETS                                                             9,567            15,820

RECOVERABLE INCOME TAXES                                                                          -             1,379

DEFERRED INCOME TAXES (Net of valuation allowance: 1995 - $17,059; 1994 - $5,246)                 -             2,760
                                                                                           --------          --------
TOTAL ASSETS                                                                              $ 119,333          $454,331
                                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

SHORT-TERM BORROWINGS FROM BANKS                                                          $  30,672          $ 54,331

SHORT-TERM NOTE PAYABLE TO AFFILIATE                                                         26,500            10,000

PAYABLES:
 Customers                                                                                   18,914            89,878
 Brokers, dealers, and clearing organizations                                                13,549           158,151

SECURITIES SOLD BUT NOT YET PURCHASED - At market                                             4,964            97,844
                                                                                              2,155             2,066
ACCRUED COMMISSIONS                                                                          21,136            11,762
                                                                                           --------          --------
                                                                                            117,890           424,032
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

COMMITMENTS AND CONTINGENCIES (NOTE 13)

LIABILITIES SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS                                       -             3,874

STOCKHOLDERS' EQUITY:
 Convertible non-voting preferred stock $.01 par value, 5,000,000 shares authorized;
  shares issued: 1995 - 50 shares Series B; 1994 - 150 shares Series A                            -                 -
 Common stock, $.09 par value; 20,000,000 shares authorized;
  shares issued: 1995 - 6,646,000; 1994 - 4,577,000                                             598               412
 Additional paid-in capital                                                                  35,749            30,935
 Accumulated deficit                                                                        (34,904)           (4,922)
                                                                                           --------          --------
                                                                                              1,443            26,425
                                                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 119,333          $454,331
                                                                                           ========          ========

                See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

- - - - ------------------------------------------------------------------------------------------------------------------
                                                                SIX MONTH TRANSITION
                                                   YEAR ENDED       PERIOD ENDED          FISCAL YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,       JUNE 24,       JUNE 25,
                                                      1995              1994             1994           1993
REVENUES:
 Commissions                                      $   24,879        $   11,870      $   29,158      $   38,718
 Principal                                            26,628             7,033          27,313          32,216
 Interest                                             10,137             7,872           9,213          10,558
 Fee income                                            8,065             3,876           7,598           3,145
 Other                                                 2,816             1,543           4,035           2,672
                                                  ----------        ----------      ----------      ----------
     Total revenues                                   72,525            32,194          77,317          87,309

EXPENSES:
 Employee compensation and benefits                   57,872            21,886          50,054          50,088
 Commissions, floor brokerage, and clearing            4,004             2,328           7,141           8,721
 Interest                                             10,217             5,933           5,714           7,135
 Communications                                        8,865             3,180           6,063           6,803
 Occupancy and equipment                               8,360             2,993           5,949           6,461
 Professional fees                                     4,825               763           5,227           2,710
 Other operating expenses                              5,398             1,443          10,785           4,843
 Restructuring charge                                      -                 -           3,815               -
                                                  ----------        ----------      ----------      ----------
     Total expenses                                   99,541            38,526          94,748          86,761
                                                  ----------        ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                         (27,016)           (6,332)        (17,431)            548

INCOME TAX EXPENSE (BENEFIT)                           2,966            (2,168)           (930)            310
                                                  ----------        ----------      ----------      ----------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES                                    (29,982)           (4,164)        (16,501)            238

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                               -                 -               -              18
                                                  ----------        ----------      ----------      ----------
NET INCOME (LOSS)                                 $  (29,982)       $   (4,164)     $  (16,501)     $      256
                                                  ==========        ==========      ==========      ==========
EARNINGS (LOSS) PER SHARE DATA:

INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES                                 $    (4.63)       $    (0.91)     $    (3.69)     $     0.06

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                               -                 -               -               -
                                                  ----------        ----------      ----------      ----------
NET INCOME (LOSS) PER COMMON SHARE                $    (4.63)       $    (0.91)     $    (3.69)     $     0.06
                                                  ==========        ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                       6,470,000         4,577,000       4,472,000       4,366,000
                                                  ==========        ==========      ==========      ==========

                See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

- - - - -----------------------------------------------------------------------------------------------------------------------
                                                                                             RETAINED
                                                                              ADDITIONAL     EARNINGS
                                           PREFERRED          COMMON           PAID-IN      (ACCUMULATED
                                             STOCK             STOCK           CAPITAL       DEFICIT)            TOTAL

BALANCE, JUNE 26, 1992                     $               $     393        $   14,738      $   15,487       $  30,618

 Net income for the year                                                                           256             256

 Proceeds from issuance of
  7,200 shares of common
  stock in connection with
  employee stock option plan                                                        36                              36
                                           ----------      ---------        ----------      ----------       ---------
BALANCE, JUNE 25, 1993                                           393            14,774          15,743          30,910

 Net loss for the year                                                                         (16,501)        (16,501)

 Proceeds from issuance of
  204,920 shares of common
  stock in connection with
  employee stock option plan                                      19             1,161                           1,180

 Proceeds from issuance of
  150 shares of convertible
  non-voting preferred
  stock, Series A, $.01 par value                                               15,000                          15,000
                                           ----------      ---------        ----------      ----------       ---------
BALANCE, JUNE 24, 1994                                           412            30,935            (758)         30,589

 Net loss for the transition period                                                             (4,164)         (4,164)
                                           ----------      ---------        ----------      ----------       ---------
BALANCE, DECEMBER 31, 1994                                       412            30,935          (4,922)         26,425

 Net loss for the year                                                                         (29,982)        (29,982)

 Conversion of 150 shares of
  convertible non-voting
  preferred stock, Series A,
  $.01 par value to 2,068,965
  shares of common stock                                         186              (186)

 Proceeds from issuance of
  50 shares of convertible
  non-voting preferred
  stock, Series B, $.01 par value                                                5,000                           5,000
                                           ----------      ---------        ----------      ----------       ---------
BALANCE, DECEMBER 31, 1995                 $        -      $     598        $   35,749      $  (34,904)      $   1,443
                                           ==========      =========        ==========      ==========       =========




See notes to consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

- - - - --------------------------------------------------------------------------------------------------------------------------------
                                                                                 SIX MONTH TRANSITION
                                                                      YEAR ENDED     PERIOD ENDED         FISCAL YEAR ENDED
                                                                      DECEMBER 31,    DECEMBER 31,      JUNE 24,     JUNE 25,
                                                                           1995          1994             1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $ (29,982)    $  (4,164)        $(16,501)    $   256
 Adjustment to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
  Write-off of furniture, fixtures and leasehold improvements                                               748
  Loss on sale of furniture, fixtures and leasehold improvements             219
  Gain on sale of commodity exchange memberships and related assets       (1,183)         (696)          (2,551)       (172)
  Deferred income taxes                                                    2,760        (2,182)            (171)       (686)
  Depreciation and amortization                                            1,362           378              988       1,093
  Net changes in operating assets and liabilities:
   Securities purchased under agreements to resell                        32,850       (21,631)         (13,423)
   Cash and short-term investments required to be
    segregated under federal regulations                                  31,817        (2,378)          25,962     (19,611)
   Receivables from and payables to customers, brokers,
    dealers and clearing organizations                                   (78,964)       36,812           (9,575)     16,192
   Securities owned                                                      128,011      (103,564)              75      (7,032)
   Prepaid expenses and other assets                                       6,253        (5,037)           2,168      (1,777)
   Recoverable income taxes and income taxes payable                       1,379           600           (1,617)        (73)
   Securities sold but not yet purchased                                 (92,880)       84,056           (1,963)      5,448
   Accrued commissions                                                        89           351             (679)         64
   Accounts payable and accrued expenses                                   3,272        (4,333)           6,304        (972)
                                                                       ---------     ---------         --------     -------
     Net cash flows provided by (used in) operating activities             5,003       (21,788)         (10,235)     (7,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures, and leasehold improvements             (1,922)         (689)            (438)     (1,302)
 Sales of furniture, fixtures and leasehold improvements                     181                            324
 Purchases of memberships in security and commodity exchanges                                                           (11)
 Sales of commodity exchange memberships and related assets                4,761           700            3,846         387
                                                                       ---------     ---------         --------     -------
     Net cash flows provided by (used in) investing activities             3,020            11            3,732        (926)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings from banks             (23,659)       31,089          (18,973)      8,312
 Increase in short-term note payable to affiliate                         16,500                         10,000
 Proceeds from issuance of notes subordinated to claims of
  general creditors                                                                                                   4,500
 Payments of notes subordinatd to claims of general creditors             (3,874)       (2,876)          (1,250)     (5,000)
 Proceeds from issuance of common stock in connection with
  stock option plan                                                                                       1,180          36
 Proceeds from issuance of convertible non-voting preferred                5,000                         15,000
  stock                                                                ---------     ---------         --------     -------
     Net cash flows provided by (used in) financing activities            (6,033)       28,213            5,957       7,848
                                                                       ---------     ---------         --------     -------
 Net increase (decrease) in cash and cash equivalents                      1,990         6,436             (546)       (348)

 Cash and cash equivalents - Beginning of period                           7,011           575            1,121       1,469
                                                                       ---------     ---------         --------     -------
 Cash and cash equivalents - End of period                             $   9,001     $   7,011         $    575     $ 1,121
                                                                       =========     =========         ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                               $  10,453     $   4,939         $  5,720     $ 7,135
                                                                       =========     =========         ========     =======
  Cash paid for income taxes                                           $      26     $      15         $    824     $ 1,006
                                                                       =========     =========         ========     =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

A capital lease obligation of $6,102 was incurred when the Company entered into a lease to acquire new furniture and equipment.

See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1995, TRANSITION PERIOD
ENDED DECEMBER 31, 1994, AND FISCAL YEARS ENDED
JUNE 24, 1994, AND JUNE 25, 1993
- - - - --------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts and transactions of Rodman & Renshaw Capital Group, Inc. (the "Company") and its subsidiaries, all of which are wholly owned, including Rodman & Renshaw, Inc. ("Rodman"), the Company's principal subsidiary, which is a registered broker-dealer and futures commission merchant. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), is a brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V. ("Abaco Grupo"). Abaco Grupo is a multi-faceted financial services holding company based in Monterrey, Mexico. Abaco acquired its majority interest in the Company through a tender offer for common shares completed on December 22, 1993.

FISCAL YEAR - In 1994, the Company changed its fiscal year from the last Friday in June to a calendar year end.

REVENUE RECOGNITION - Effective December 31, 1994, the Company changed the method for recording purchases and sales of securities and the related commission revenues and expenses from the settlement date basis to the trade date basis to be in accordance with industry accounting principles. The effect of utilizing the settlement date basis, as compared to the trade date basis, in prior periods was not material. The cumulative effect of this change as of June 25, 1994 and the effect of adopting this change on the net loss for the six month transition period ended December 31, 1994 was not material. Commodity transactions and resulting gains and losses are recorded on a trade date basis. Commission revenues and expenses related to customers' commodity transactions are recognized on a half-turn transaction basis. Investment banking revenue is recorded as follows: management fees on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed.

CASH AND CASH EQUIVALENTS - The Company considers unrestricted cash and firm-owned investments with maturities of three months or less when purchased to be cash and cash equivalents.

REVERSE REPURCHASE AGREEMENTS AND REPURCHASE AGREEMENTS - Securities purchased under agreements to resell and securities sold under agreements to repurchase are financing transactions which are collateralized by negotiable securities and are carried at the amounts at which the securities will be subsequently resold or repurchased, including accrued interest. The Company's policy is to take possession of securities purchased under agreements to resell. The Company monitors daily the market value of the underlying securities acquired or delivered as compared to the contract amounts of the resale or repurchase agreements including accrued interest. The Company requires the prompt transfer of additional securities to mitigate any material collateral deficiencies.

SECURITIES OWNED - Securities owned and securities sold but not yet purchased are recorded at market value. Unrealized gains and losses are included in revenues.

         FURNITURE, FIXTURES AND LEASEHOLD IMPROVEMENTS - Furniture, fixtures and leasehold improvements are reported at cost, net of accumulated depreciation and amortization. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the improvements or the noncancelable period of the related lease.

         INCOME TAXES - The Company and its subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that an asset and liability approach be applied and that deferred tax assets be adjusted currently using tax rates expected to be in effect when taxes are estimated to be paid or recovered on the reversal of timing differences.

         EARNINGS (LOSS) PER SHARE - Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each respective period. The effect of common stock equivalents, including stock options and convertible preferred stock, are anti-dilutive.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior years' amounts to conform with current year presentations.

         MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     2.  ACCOUNTING CHANGES

         In the first quarter of fiscal 1993, the Company implemented the accounting changes described below:

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

         The Company adopted SFAS 109 and recorded an $18,000 cumulative benefit in 1993.

     3.  RESTRUCTURING CHARGE

         In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $3,815,000 related to the Company's decision to move from its office space at its Chicago and New York premises. This nonrecurring charge includes a write-off of leasehold improvements and charges for future obligations on noncancelable occupancy leases (net of rent abatement liability), lease termination penalties and anticipated moving costs.

         Included in the restructuring charge is the noncash write-off of leasehold improvements totaling $568,000. Restructuring charges for obligations on noncancelable occupancy leases, lease termination penalties and anticipated moving costs relate to future cash outflows. Accrued expenses at December 31, 1995, include $817,000 for lease termination costs payable in 1996.

4.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    Rodman is a party to reverse repurchase agreements with various financial institutions to enhance yields on amounts required to be segregated under federal regulations or to meet the financing needs of certain securities sold but not yet purchased transactions.

    At December 31, 1995, the reverse repurchase agreement of $2,204,000 earns interest at a rate of 7.50%, and is collateralized by a U.S. Treasury note with an approximate market value of $2,205,000. At December 31, 1994, reverse repurchase agreements of $35,054,000, earned interest at rates ranging from 4.50% to 5.25%, and were collateralized by U.S. Treasury notes with an approximate market value of $35,081,000.

5.  ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

    Rodman is required under the Commodity Exchange Act and the Securities Exchange Act of 1934 (the "Acts") to account for and segregate all customer related assets, as defined by the Acts, in connection with regulated commodities and securities transactions. Rodman has placed into a segregated safekeeping account $1,664,000 and $83,370,000 of securities owned by commodities customers as of December 31, 1995 and December 31, 1994, respectively. These securities are not included in the statement of financial condition. At December 31, 1995, Rodman was in compliance with the segregation requirements of the Commodity Exchange Act and has excess segregated funds of $436,000.

    At December 31, 1994, reverse repurchase agreements totaling
    $35,200,000 earned interest at rates ranging from 5.30% to 5.50%, were collateralized by U.S. Treasury notes and bonds with an approximate market value of $35,213,000, and were held in a designated safekeeping account pursuant to Commodity Futures Trading Commission (the "CFTC") segregation requirements.

6.  RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING
    ORGANIZATIONS

    The components of receivables from and payables to brokers, dealers, and clearing organizations, are as follows:

                                                        1995        1994

      Receivables:
        Receivables from brokers and dealers
          (net trade date accrual)                   $         0   $ 63,813,000
        Securities borrowed                            4,988,000     46,510,000
        Securities failed to deliver                   3,253,000      6,490,000
        Clearing organizations
         and commodity carrying brokers                7,669,000     38,595,000
        Other                                            388,000              0
                                                     -----------   ------------

        Total                                        $16,298,000   $155,408,000
                                                     ===========   ============

        Payables:
        Payables to brokers and
         dealers  (net trade date accrual)           $ 2,469,000   $          0
        Securities loaned                              8,443,000    151,802,000
        Securities failed to receive                   2,632,000      6,243,000
        Clearing organizations                             5,000        106,000
                                                     -----------   ------------
        Total                                        $13,549,000   $158,151,000
                                                     ===========   ============

     7.  SECURITIES

         Securities owned and securities sold but not yet purchased are recorded at market value, except for limited partnerships, and are comprised of:


                                                          1995                          1994

                                                                 Sold But                      Sold But
                                                                 Not Yet                       Not Yet
                                                    Owned       Purchased        Owned        Purchased

             Bank notes                         $          0    $   22,000   $  1,926,000    $    22,000
             Corporate debt securities             2,864,000     1,071,000     50,861,000     14,488,000
             Equity securities                     3,532,000     1,625,000     10,752,000      1,949,000
             State and municipal
              obligations                          9,452,000        46,000      5,847,000         87,000
             United States and Canadian
              government and agency                1,009,000     2,200,000     75,498,000     81,298,000
              obligations
             Limited  partnerships                  (368,000)                    (384,000)
                                                -------------  ------------   ------------    -----------

             Total                              $ 16,489,000    $4,964,000  $ 144,500,000    $97,844,000
                                                ============    ==========  =============    ===========


         Investments in limited partnerships (some of which are general
         partnership   interests) are recorded at cost, except for those
         partnerships in which the Company exercises significant influence. Such investments are recorded on the basis of the Company's equity therein.

     8.  SHORT-TERM BORROWINGS FROM BANKS

         To finance the purchase of securities by customers on margin and purchases for its own account, Rodman borrows from commercial banks. Interest on the borrowings is paid at or below the broker call rate, which at December 31, 1995 was 7.25%. At December 31, 1995, total borrowings of $30,672,000 were collateralized by approximately $15,190,000 of Rodman-owned securities and $37,853,000 of customer-owned securities. At December 31, 1994, total borrowings of $54,331,000 were collateralized by approximately $39,232,000 of Rodman-owned securities, $23,996,000 of customer-owned securities and $4,372,000 of other assets. The weighted average interest rate on short-term borrowings, including the short-term note payable to affiliate, as of December 31, 1995 and December 31, 1994 was 8.9% and 8.0%, respectively.

     9.  SHORT-TERM NOTE PAYABLE TO AFFILIATE

         During 1994, the Company entered into two successive six-month note agreements with Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia"), a wholly owned subsidiary of Abaco Grupo, for $10,000,000 with an interest rate of 11.5% for the six month period ended December 19, 1994, and 13.5% for the six month period ended
         June 19, 1995.

         During 1995 the Company entered into additional six month note agreements with Confia. These agreements and the $10,000,000 agreement discussed above were aggregated into a single note agreement on December 4, 1995, for $26,500,000 with an interest rate of 12% and a maturity date of June 3, 1996. In September 1995, the Company entered into a note conversion agreement with Confia pursuant to which Confia has the right to convert all or a portion of this debt to equity. The number of shares to be issued upon conversion would be determined by dividing the amount of debt to be converted by the book value per share of the common stock as of the end of the Company's most recent fiscal quarter. The conversion is allowable only with stockholder approval or in conjunction with a rights offering to all stockholders.

         Interest expense on these borrowings totaled $2,200,000 and $607,000 for the year ended December 31, 1995, and the transition period ended December 31, 1994, respectively.

         The aggregate amount was loaned by the Company to Rodman under a subordinated revolving credit facility and subordinated note agreement as follows:

                   Subordinated revolving note, interest
                   payable semi-annually at 9% per annum
                   (the "Revolving Notes")                      $21,500,000


                   Subordinated note, interest payable
                   semi-annually at 9% per annum
                   (the "Subordinated Note")                      5,000,000
                                                                -----------

                   Total                                        $26,500,000
                                                                ===========

         All of the Rodman borrowings are covered by agreements approved by the New York Stock Exchange, Inc. (the "NYSE"), and the National Futures Association, and are available for Rodman in computing adjusted net capital under the uniform net capital rule of the Securities and Exchange Commission (the "SEC"). To the extent that such borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. The rights of the Company to receive any payment from Rodman under the terms of the borrowings are subordinated to the claims of all present and future creditors of Rodman which arise prior to maturity.

         Rodman has obtained a senior subordinated revolving credit facility, amended November 10, 1995, with the Company, which terminates on June 15, 1997, aggregating $25,000,000 pursuant to which the Revolving Notes have been executed. The facility requires that all indebtedness thereunder be repaid by June 15, 1998. As of December 31, 1995, $21,500,000 has been borrowed under this facility. This facility includes covenants that require, among other things, that Rodman maintain capital and financial requirements, as defined in the agreement.

         The Subordinated Note is due on November 30, 1998.

         In January 1996, Rodman converted $5,000,000 borrowed under the senior subordinated revolving credit facility to a subordinated note with a stated maturity date of January 31, 1999.

    10.  PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of $0.01 par value per share preferred stock. On June 24, 1994, the Company issued 150 shares of Series A Non-voting Convertible Preferred Stock, (the "Series A Stock") at $100,000 per share to Abaco. On January 31, 1995, upon the approval by the stockholders of the Company, the Series A Stock was converted into 2,068,965 shares of common stock. For the period beginning December 30, 1994, to the date of the conversion, each share of the preferred stock was entitled to receive quarterly cash dividends at a rate based on the Prime Rate plus two percent per annum. Abaco waived the right to such dividends for the period from December 30, 1994, to January 31, 1995.

         On December 22, 1995, the Company issued 50 shares of Series B Non-Voting Convertible Preferred Stock (the "Series B Stock") at $100,000 per share to Abaco. The Series B Stock will automatically convert into common stock upon the Company's commencement of a rights offering to all stockholders. In a conversion, the $5,000,000 aggregate purchase price of the Series B Stock will be divided by the book value per share of common stock as of the end of the previous month to determine the number of common shares to be issued to Abaco (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). After September 30, 1996, if the conversion has not occurred, each share of Series B Stock will pay quarterly cash dividends at a rate based on the Prime Rate plus two percent per annum.

          Dividends on the Series B Stock are cumulative and payable when declared by the Company's Board of Directors. No cash dividends or distribution upon liquidation may be paid on the Company's common stock if dividends or required redemptions of Preferred Stock are in arrears.

     11.  STOCK OPTIONS

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

                                       Qualified              Nonqualified
                                 -------------------    --------------------
                                 Number    Per Share    Number     Per Share
                                    of       Option       of        Option
                                  Shares     Price      Shares       Price

          Outstanding at
           June 26, 1992          997,440   $5.00-$8.00   42,800   $5.00-$7.50
           Granted                311,775    5.00- 6.38   71,275    5.00- 6.38
           Canceled              (194,300)   5.00- 8.00  (37,400)   5.00- 7.50
           Exercised               (7,200)   5.00- 5.00      -
                                ----------               --------

          Outstanding at
           June 25, 1993        1,107,715    5.00- 7.00   76,675    5.00- 6.38
           Granted                121,500    5.00- 6.92  166,050    5.63- 5.63
           Canceled              (692,770)   5.00- 7.00  (83,780)   5.00- 6.13
           Exercised             (204,820)   5.00- 6.38     (100)   5.00- 5.00
                                ----------               --------


          Outstanding at
           June 24, 1994          331,625    5.00- 6.50   158,845   5.00- 6.38
           Granted                  -                      38,500   5.13- 5.38
           Canceled               (91,680)   5.00- 6.18   (40,550)  5.00- 6.38
           Reclassified          (100,000)   6.50- 6.50   100,000   6.50- 6.50
                                 ---------               --------

          Outstanding at
           December 31, 1994      139,945    5.00- 6.00   256,795   5.00- 6.50
           Granted                797,000    2.00- 2.00    47,500   4.13- 4.50
           Canceled               (82,985)   5.00- 5.13   (69,105)  5.00- 5.63
                                 ---------                 --------
          Outstanding at
           December 31, 1995      853,960   $2.00-$6.00   235,190  $4.13-$6.50
                                 ========                 =======

          Options outstanding at December 31, 1995, are exercisable at an average price of $2.95.

          Effective June 30, 1993, the Company granted an aggregate of 166,050 nonqualified stock options to certain employees, 42,050 of which remained outstanding at December 31, 1995. These nonqualified options were not granted pursuant to a stock option plan.

          In the fiscal year ended June 24, 1994, the Company's Board of Directors and stockholders approved the 1994 Stock Option Plan, pursuant to which the Company may issue nonqualified or qualified options. There were 797,000 qualified and 25,000 nonqualified stock options granted under this plan during the year ended December 31, 1995. As of December 31, 1995, there were 62,000 unoptioned shares reserved and available for grant. Options granted under this plan expire no later than ten years from the date of grant.

          In the fiscal year ended June 24, 1994, the Company's Board of Directors and stockholders approved the nonqualified Nonemployee Director Stock Option Plan. There were 22,500 stock options granted under this plan during the year ended December 31, 1995, and 355,000 unoptioned shares reserved and available for grant as of December 31, 1995. Options granted under this plan expire ten years from the date of grant.

          Pursuant to the Acquisition Agreement with Abaco, certain employees canceled stock options which were exercisable prior to the Tender Closing Date in consideration of the payment by the Company of an amount equal to the excess of $10.50 over the per share exercise price of such options, multiplied by the number of options exercisable. The cancellation of 445,240 shares of stock options resulted in the payment of $2,027,000 which was recorded as employee compensation expense in the fiscal year ended June 24, 1994.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 123, which becomes effective in 1996, encourages the adoption of a fair value based method of accounting for stock-based compensation plans. The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Applying APB 25, the Company has not recognized compensation expense because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

      12. NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

          As a registered broker-dealer and futures commission merchant, Rodman is subject to the minimum net capital rules of the SEC (Rodman has elected to use the alternative net capital method permitted by these rules), the CFTC, and the NYSE, of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debits arising from securities customer transactions or $1,000,000, or 4% of the funds required to be segregated for commodities customers pursuant to the Commodity Exchange Act. The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated.

          At December 31, 1995, Rodman's net capital, as defined, was $15,402,000, which was $14,291,000 in excess of the required net capital.

          In February 1996, Rodman's net capital requirement pursuant to these rules will be reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. See Note 18.

     13.  COMMITMENTS AND CONTINGENCIES

          The Company and Rodman lease office space and certain equipment under operating and financing leases. Leases for office facilities are subject to escalation factors based on the operating experience of the lessor. The capitalized lease obligation is included in accounts payable and accrued expenses in the consolidated statement of financial condition. This obligation is collateralized by a letter of credit provided by Confia.

          At December 31, 1995, future minimum lease payments under noncancelable operating and financing leases with terms in excess of one year are as follows:

           1996                                               $3,684,000

           1997                                                3,527,000

           1998                                                3,484,000

           1999                                                3,327,000

           2000                                                3,029,000

           2001 and thereafter                                14,210,000
                                                              ----------

           Total minimum lease payments                      $31,261,000
                                                             ===========

          The aggregate annual rentals charged to operations were $3,232,000 in the year ended December 31, 1995, $1,011,000 in the transition period ended December 31, 1994, $2,656,000 in fiscal 1994, and $2,527,000 in fiscal 1993.

          At December 31, 1995, Rodman has a $2,250,000 letter of credit issued by a bank which satisfies exchange margin requirements and is collateralized by customer-owned securities with a market value of $3,520,000. In February 1996, this letter of credit was cancelled.

          Rodman, together with various other broker-dealers, corporations, and individuals, has been named as a defendant in several class action lawsuits that allege violations of federal and state securities laws, and claim substantial damages. Rodman is also a defendant in other pending civil actions, arbitration proceedings and claims incidental to its securities and commodities business. The ultimate outcome of these matters cannot be predicted with certainty. In the opinion of management of the Company, after consultation with outside legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

     14.  BENEFIT PLANS

          Rodman established a defined-contribution Retirement Savings Plan (the "Savings Plan") on July 1, 1990, available to employees with one year and a minimum of 1,000 hours of service. Under the Savings Plan, Rodman matches employee contributions up to 25 percent of an employee's before-tax contributions. Rodman's matching contributions were $214,000 in the year ended December 31, 1995, $66,000 in the transition period ended December 31, 1994, $153,000 in fiscal 1994, and $145,000 in fiscal 1993.

          On January 1, 1993, Rodman adopted the Supplemental Executive Retirement Plan (the "SERP") and the Deferred Compensation Plan (the "DCP"), retroactively to June 27, 1992. The SERP and DCP cover designated senior employees. Under the DCP, eligible employees may elect to defer compensation up to a maximum of 60% of base compensation and 100% of annual bonus. The minimum contribution is $200 per month. Contributions to the DCP are fully vested and nonforfeitable.

          The SERP is a nonqualified, discretionary retirement plan. Rodman contributions to the SERP are determined annually, at Rodman's discretion based upon eligibility and bonus formulas. Participants in the SERP vest in accordance with a ten-year schedule, based upon annual eligibility. Benefits are payable upon retirement or death. Rodman has the right to terminate the SERP at any time. The SERP assets consist of insurance annuity products. There were no contributions to the SERP during the year ended December 31, 1995, the six month transition period ended December 31, 1994 and the fiscal year ended June 24, 1994. During the fiscal year ended
          June 25, 1993, contributions totaled $580,813.

      15. INCOME TAXES

          The components of the income tax expense (benefit) are as follows:

                                                             Six Month
                                                         Transition Period
                                     Year Ended                Ended                 Fiscal Year Ended
                                  December 31, 1995       December 31, 1994        1994           1993
           Current:
            Federal               $          63,000       $             0   $     (942,000)  $   193,000
            State                           143,000                15,000          183,000       214,000
           Deferred-principally
            federal                       2,760,000            (2,183,000)        (171,000)      (97,000)
                                  -----------------       ----------------  ---------------  ------------
           Total income tax
            expense (benefit)     $       2,966,000        $   (2,168,000)  $     (930,000)  $   310,000
                                  ==================       ===============  ===============  ===========

          The income tax provision was recorded in 1995 to adjust the valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses.

          Following is a summary of the significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and December 31, 1994:

                                                             1995        1994
                  Deferred tax assets:
                    Net operating loss carryforward      $ 15,036,000  $ 5,139,000
                    Restructuring charges                     278,000    1,107,000
                    Employee compensation and benefits         44,000    1,019,000
                    Allowance for bad debts                   176,000      139,000
                    Interest                                  748,000
                    Foreign tax credit                        125,000
                    Alternative minimum tax                   104,000
                    Other                                   1,323,000    1,191,000
                                                         ------------  -----------
                  Total assets                             17,834,000    8,595,000
                                                         ------------  -----------
                  Deferred tax liabilities:
                    Investment interests                     (683,000)    (527,000)
                    Prepaid insurance                         (92,000)     (62,000)
                                                         -------------  -----------
                  Total liabilities                          (775,000)    (589,000)
                                                         -------------  -----------
                  Net deferred tax asset                   17,059,000    8,006,000
                  Valuation allowance                     (17,059,000)  (5,246,000)
                                                         -------------  ------------
                  Deferred income taxes                  $          0  $ 2,760,000
                                                         ============  ===========

          The valuation allowance has been recognized due to the uncertainty of realizing the benefit of the loss carryforwards and temporary differences. The Company has federal and state net operating loss carryforwards of approximately $43,400,000 and $37,000,000, respectively, which will expire between the years 2008 and 2010. Differences between statutory and effective income tax rates arise from state taxes and valuation allowances established in connection with net operating losses and from permanent differences between tax and financial reporting, including tax-exempt interest income.

          A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

                                                                       DECEMBER    DECEMBER       JUNE       JUNE
                                                                         1995        1994         1994       1993
                                                                        ------      ------       ------     ------
            Statutory rate                                              (34.0)%     (34.0)%      (34.0)%      34.0%
            City and state income taxes, net of federal benefit:
             New York City                                                0.2         0.2          0.5        15.2
             Other                                                        0.2                      0.2        10.6
            Goodwill amortization                                                                              9.7
            Nondeductible interest                                        0.2         0.3          0.2        10.7
            Tax-exempt interest                                          (0.3)        0.7         (0.8)      (31.7)
            Net cash surrender value of
             keyman life insurance                                       (0.2)       (0.4)        (0.5)      (18.4)
            Political contributions                                                                0.1         4.4
            Meals and entertainment                                       0.5         0.7          0.2         6.3
            Valuation allowance                                          43.7                     25.9
            Other                                                         0.7        (1.5)         2.9        15.8
                                                                        ------      ------       ------     ------
            Effective rate                                               11.0%      (34.0)%       (5.3)%      56.6%
                                                                        ======      ======       ======     ======

     16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, DERIVATIVE FINANCIAL INSTRUMENTS

          Rodman maintains active inventory positions in a variety of fixed income financial instruments. Most of these positions are customer oriented, and inventory positions are established as necessary to meet customers' demands. In addition, to anticipate customer demand for such transactions, Rodman also carries an inventory of fixed income financial instruments and maintains its access to market liquidity by quoting bid and offer prices to, and trading with, other market makers. These two activities constitute its proprietary trading business and are essential to provide customers with fixed income products at competitive prices. All positions are reported at fair value and changes in fair value are reflected in trading income as they occur. Rodman enters into transactions in derivative financial instruments (primarily futures and options contracts traded on exchanges) in order to facilitate its normal trading activities and to manage its market and interest rate risk. Rodman has adopted Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

          These financial instruments involve varying degrees of on and off-balance sheet market and credit risk. Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates or the market values of the securities underlying the instruments. Rodman monitors its exposure to market risk through a variety of control procedures, including daily review of trading positions. The extent of utilization of these derivative financial instruments is insignificant to Rodman's financial condition and results of operations.

          Counterparties to Rodman include domestic and foreign corporations, governments and institutional and individual investors. Counterparty credit risk is measured by the loss Rodman would record if its counterparties failed to perform pursuant to terms of their obligations to Rodman. The exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities and commodities transactions can be directly impacted by volatile trading markets which may impair the counterparties' ability to satisfy their obligations. Rodman controls such risks by requiring minimum margins for open positions in accordance with regulatory and Rodman guidelines. Rodman monitors minimum margin levels daily and may require additional collateral to be deposited with or returned to Rodman when deemed necessary. Market declines could, however, reduce the value of any collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold.

          Rodman's customer financing and securities settlement activities permit it to pledge customer margin securities as collateral in support of various collateralized financial sources such as bank loans, letters of credit, and securities loaned. Additionally, Rodman pledges customer securities as collateral to satisfy margin deposit requirements of various exchanges. In the event the counterparty is unable to meet its contracted obligation to return customer securities pledged as collateral, Rodman may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. Rodman seeks to control this risk by monitoring the market value of securities pledged daily and by requiring adjustments of collateral levels in the event of excess market exposure. Credit limits are also established for such activities and are monitored daily.

          Rodman's counterparties primarily consist of domestic and foreign corporations, governments, and institutional and individual investors. Concentrations of credit risk can be affected by changes in economic, industry or geographic factors. Rodman seeks to control the potential for concentration risk through a variety of control procedures described above.

          Securities sold but not yet purchased commit Rodman to deliver specified securities at predetermined prices. To satisfy the obligation, Rodman must acquire the securities at market prices, which may differ from the values on the statement of financial condition.

          Rodman's customer activities involve the execution, settlement and financing of various customer securities and commodities transactions. Customer securities activities are transacted on either a cash or margin basis and customer commodity transactions are generally transacted on a margin basis subject to individual exchange regulations. In accordance with industry practice, Rodman records customer transactions on a settlement date basis, which is generally three business days after trade date. These transactions may expose Rodman to off-balance-sheet risk in the event the customer is unable to fulfill its contracted obligations and margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, Rodman may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

          Rodman seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Rodman monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral or reduce positions, when necessary. Rodman also establishes credit limits for customers engaged in commodity futures activities, which are monitored daily.

          In connection with these activities, Rodman enters into collateralized reverse repurchase agreements, securities borrowing and lending arrangements and certain other collateralized transactions which may result in significant credit exposure in the event the counterparty to the transaction is unable to fulfill their contractual obligations. In accordance with industry practice, securities borrowing arrangements are generally collateralized by cash or securities with a market value in excess of the Rodman's obligation under the contract. Rodman attempts to minimize credit risk associated with these activities by monitoring customer credit exposure and collateral values daily and requiring additional collateral to be deposited with or returned to Rodman when deemed necessary.

      17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Securities owned and securities sold but not yet purchased are carried at fair value. Fair value for these instruments is estimated using available market quotations for traded instruments. Market quotations for traded instruments are obtained from various sources, including the major securities exchanges and dealers.

          The estimated fair value of the Company's liabilities subordinated to the claims of general creditors, determined using discounted cash flow analysis based upon borrowing rates for similar types of borrowing arrangements, approximates carrying value.

      18. SUBSEQUENT EVENTS

          CONVERSION TO FULLY DISCLOSED OPERATION

          In January 1996, Rodman changed its business operation from a clearing broker to a non-clearing broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman will not be required to perform a reserve requirement calculation as required by SEC Rule 15c3-3 under the exemptive provision of that rule.

          ABACO COMMITMENT

          In February 1996, the Company received a letter from Abaco Grupo, the parent company of the majority stockholder, Abaco, whereby Abaco Grupo agreed to continue to unconditionally support the Company and Rodman, for the next year, up to and including March 31, 1997. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1.

          ISSUANCE OF PREFERRED SHARES

          On March 29, 1996, the Company issued to Abaco 50 shares of non-voting convertible preferred stock at a price per share of $100,000. The terms of such shares are identical to those of the preferred stock issued in December of 1995.

     19.  TRANSITION PERIOD AND COMPARABLE PRIOR YEAR

          As discussed in Note 1, effective December 31, 1994, the Company changed its fiscal year from the last Friday in June to a calendar year end. Results of operations for the six month transition period ended December 31, 1994, and unaudited results of operations for the comparable six month period are as follows:



                                                Six Month Transition Period                Six Month Period
                                                   Ended December 31,  1994             Ended December 31, 1993
                                                                                             (unaudited)

                Total revenues                               $     32,194,000                    $    49,337,000
                Total expenses                                     38,526,000                         47,567,000
                                                              ---------------                     ---------------
                Income (loss) before income taxes                  (6,332,000)                         1,770,000
                Income tax provision (benefit)                     (2,168,000)                           554,000
                                                             -----------------                    ---------------
                Net income (loss)                            $     (4,164,000)                   $     1,216,000
                                                             =================                   ================


     20.  QUARTERLY OPERATING RESULTS (UNAUDITED)
          (amounts in thousands except per share amounts)


                                                                 Income  (loss)
                                                                 Before  taxes
                                                                and Cumulative
                                                                  Effect of
                                                                Accounting for                            Income (loss)
                                          Revenues               Income Taxes        Net income (loss)      per  share
                                        -----------------       -----------------    ------------------    ---------------
                Quarter ended:
                03/31/95                 $     17,479            $       (3,223)      $       (2,206)      $       (.37)
                06/30/95                       20,525                    (4,005)              (4,005)              (.60)
                09/30/95                       19,103                    (6,588)              (8,208)             (1.24)
                12/31/95                       15,418                   (13,200)             (15,563)             (2.42)
                                         ------------            ---------------      ---------------      -------------
                TOTAL                    $     72,525                   (27,016)             (29,982)      $      (4.63)
                                         ============            ===============      ===============      =============

                Transition Period
                Quarter ended:
                09/30/94                 $     19,367            $       (1,934)      $       (1,949)      $       (.43)
                12/31/94                       12,827                    (4,398)              (2,215)              (.48)
                                         ------------            ---------------      ---------------      -------------
                TOTAL                    $     32,194            $       (6,332)      $       (4,164)      $       (.91)
                                         ============            ===============      ===============      =============

                Fiscal year  1994
                Quarter ended:
                09/24/93                 $     26,355            $        3,798       $        2,859       $        .61
                12/31/93                       23,441                    (2,028)              (1,643)              (.38)
                03/25/94                       14,593                    (3,114)              (2,088)              (.46)
                06/24/94                       12,928                   (16,087)             (15,629)             (3.46)
                                         ------------            ---------------      ---------------      -------------
                TOTAL                    $     77,317            $      (17,431)      $      (16,501)      $      (3.69)
                                         ============            ===============      ===============      =============


                Fiscal year 1993
                Quarter ended:

                09/25/92                 $     19,950            $           70       $           51       $        .01
                12/31/92                       21,950                       627                  318                .07
                03/26/93                       22,607                       320                  263                .06
                06/25/93                       22,802                      (469)                (376)              (.08)
                                         ------------            ---------------      ---------------      -------------
                TOTAL                    $     87,309            $          548       $          256       $        .06
                                         ============            ===============      ===============      =============



          During the fourth quarter of 1995, an expense adjustment of $1,906,000 was made for items previously accounted for during the year as a deferred asset.