Form 10-Q
period 1996-03-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1996-05-15
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996

                                      --------------------------------
               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                      Commission file number        1-9143
                                                    --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
- - -------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                          36-3111956
- - -----------------------------                  --------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

233 S. Wacker Drive, Suite 4500, Chicago, IL        60606
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

Shares of common stock outstanding at May 1, 1996:  6,645,802 par value $.09.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of March 31, 1996 (unaudited) and December 31, 1995.

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1996 and March 31, 1995.

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1996 and March 31, 1995.

Notes to Condensed Consolidated Financial Statements
(unaudited) - March 31, 1996.


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

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)


                                         March 31
                                           1996       December 31
                                         (unaudited)      1995
ASSETS

Cash and cash equivalents               $   10,976    $     9,001
Securities purchased under agreements
  to resell                                    -            2,204
Cash and short-term investments required to
  be segregated under federal regulations     8,673         7,398
Receivables:
  Customers                                      16        49,544
  Brokers, dealers, and clearing
    organizations                            10,093        16,298
Securities owned - at market                  4,915        16,489
Memberships in securities and commodities
  exchanges at cost(market value 03/31/96 -
  $1,433; 12/31/95 - $1,219)                    272           272
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (03/31/96 - $5,377; 12/31/95 -
  $5,132)                                     8,256         8,560
Prepaid expenses and other assets            12,026         9,567
Deferred income taxes (Net of valuation
  allowance: 03/31/96 - $18,844;
  12/31/95 - $17,059)                          -              -
                                        __________    ___________

                                        $   55,227    $   119,333
                                        ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks        $     -      $     30,672
Short-term note payable to affiliate        26,500         26,500
Payables:
  Customers                                  7,535         18,914
  Brokers, dealers, and clearing
    organizations                               34         13,549
Securities sold but not yet purchased,
  at market                                  4,333          4,964
Accrued commissions                          2,344          2,155
Accounts payable and accrued expenses       13,289         21,136
                                        __________    ___________
                                            54,035        117,890

Liabilities subordinated to the claims
  of general creditors                        -               -

Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   50 shares Series C, issued at 03/31/96
   and 50 shares Series B, issued
   at 12/31/95                                -               -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,646,000 issued at
   03/31/96 and 12/31/95                       598            598
  Additional paid-in capital                40,749         35,749
  Accumulated deficit                      (40,155)       (34,904)
                                        ___________   ____________
                                             1,192          1,443
                                        __________    ____________
                                        $   55,227    $   119,333
                                        ==========    ===========



See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)

                                    Three Months Ended
                                         March 31
                                    1996           1995
REVENUES:
  Commissions                    $   5,239     $   6,458
  Principal                          6,662         5,567
  Interest                             640         3,604
  Fee income                         1,817         1,132
  Other                                614           718
                                 _________     _________
     TOTAL REVENUES                 14,972        17,479

EXPENSES:
  Employee compensation
    and benefits                    12,815        11,524
  Commissions, floor brokerage
    and clearance                    1,112         1,208
  Interest                           1,500         2,960
  Communications                     1,482         1,382
  Occupancy and equipment            1,411         1,819
  Professional fees                    443           923
  Other operating expense            1,460           888

                                 _________     _________
     TOTAL EXPENSES                 20,223        20,704

                                 _________     _________
     Loss before taxes              (5,251)       (3,225)

     Tax benefit                       -          (1,019)
                                 _________     _________

     NET LOSS                    $  (5,251)    $  (2,206)
                                 =========     =========

Earnings per share data:

NET LOSS PER COMMON SHARE        $   (0.79)    $   (0.37)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         6,646         5,933



See Notes to Condensed Consolidated Financial Statements


               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)

                                          THREE MONTHS ENDED
                                         March 31      March 31
                                           1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (5,251)   $   (2,206)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
     Gain on sales of exchange memberships     -            (190)
     Deferred income taxes                     -          (1,019)
     Depreciation and amortization             245           180
     Net changes in operating assets
       and liabilities:
      Securities purchased under
       agreements to resell                  2,204       (42,479)
      Cash and short-term
       investments required to be
       segregated under federal
       regulations                          (1,275)      (44,838)
      Receivables from and payables
       to customers, brokers, dealers
       and clearing organizations           30,839        14,411
     Securities owned                       11,574        77,120
     Prepaid expenses and other assets      (2,459)         (354)
     Recoverable income taxes and
       income taxes payable                   -            1,286
     Securities sold but not yet purchased    (631)       11,115
     Accrued commissions                       189         1,011
     Accounts payable and accrued expenses  (7,847)        4,551


     NET CASH FLOWS PROVIDED BY
      OPERATING ACTIVITIES                  27,588        18,588

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of furniture, fixtures and
    leasehold improvements                      59          (609)
  Sales of exchange memberships               -              710


     NET CASH FLOWS PROVIDED BY
      INVESTING ACTIVITIES                      59           101

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term
    borrowings from banks                  (30,672)      (23,954)
  Payment of notes subordinated to
    claims of general creditors               -           (1,374)
  Proceeds from issuance of convertible
    non-voting preferred stock               5,000           -


     NET CASH FLOWS USED IN
      FINANCING ACTIVITIES                 (25,672)      (25,328)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                1,975        (6,639)

Cash and cash equivalents at beginning
  of period                                  9,001         7,011


Cash and cash equivalents at end
 of period                              $   10,976    $      372
                                        ===========   ===========



See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
- - ------------------------------

The unaudited condensed consolidated financial statements of Rodman
& Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Although the Company has stock options outstanding, such stock options do not have a dilutive effect on earnings per share; accordingly, the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
- - --------------------------------------------------------------

The Company was holding in safekeeping $1,829,000 and $1,664,000 of securities owned by customers as of March 31, 1996 and December 31, 1995, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
- - ----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") (Rodman has elected to use the alternative net capital method permitted by the SEC rule), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act.
In January 1996, Rodman changed its business operation from a securities clearing broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman's net capital requirement pursuant to these rules was reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers.

The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $125,000 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $150,000 or 7% of the funds required to be segregated. At March 31, 1996, and December 31, 1995, Rodman had net capital, as defined, of $13.81 million and $15.40 million, respectively, or $13.46 million and $14.29 million, respectively, in excess of required net capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. The Company's principal activities -- securities and commodities brokerage, principal trading for servicing its customers, and investment banking services -- are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control -- such as the overall volume of activity in the securities, futures and options markets and the volatility and general level of market prices and interest rates -- may affect its operations. In addition, results of operations for any particular interim period may not be indicative of results to be expected for the year ending December 31, 1996.

Revenues for the quarter ended March 31, 1996 totalled $14.97 million, a 14% decrease from $17.48 million for the previous year's comparative quarter. For the most recent quarter, the Company recorded a net loss of $5.25 million, or $0.79 cents per common share. For the quarter ended March 31, 1995, the Company reported a net loss of $2.21 million, or $0.37 per common share.


REVENUES

During the quarter ended June 30, 1995, the Company decided to change its status in the commodities and financial futures business from that of a clearing to a non-clearing futures commission merchant. As a result of this change, commission revenue decreased 19% to $5.24 million for the quarter ended March 31, 1996, from $6.46 million in the corresponding 1995 calendar quarter.

Revenues from principal transactions include mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenues increased 20% to $6.66 million for the quarter ended March 31, 1996, as compared to the corresponding 1995 calendar quarter.

Interest revenue is derived primarily from financing customer security purchases, securities inventories carried for resale to customers, and from investments which are maintained pursuant to the rules and regulations of the SEC and the CFTC pertaining to segregation of customer funds. Interest revenue decreased by 82% to $0.64 million for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, due principally to decreases in security inventory positions and the conversion to a non-clearing broker-dealer and futures commission merchant.

Fee income, which includes the activities of Rodman's investment banking department, increased 61% for the quarter ended March 31, 1996. Included in these increases are the closing of three public offerings and financial advisory fees for two private transactions.


EXPENSES

Employee compensation and benefit expense increased by 11% for the quarter ended March 31, 1996. This change is attributable to the variable nature of certain compensation related to increases in principal revenues and fee income.

As a result of the change from a clearing to a non-clearing futures commission merchant, clearance and floor brokerage expense decreased 8% from the corresponding 1995 calendar quarter period.

Interest expense decreased 49% to $1.5 million for the quarter ended March 31, 1996, due to lower balances of short-term notes payable to banks related to the decrease in security inventory positions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of receivables and securities inventory, both of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables, short-term loans from banks and affiliates and other payables. Additionally, the Company maintains lines of credit with large financial institutions which include daily demand loans, letters of credit and reverse repurchase agreements to meet financing needs. All of these lines of credit require collateral to be pledged, and the borrowings may not exceed the value of the collateral. The Company believes that such lines will be available as long as collateral is available.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of March 31, 1996, Rodman's net capital, as defined, was $13.81 million, which was $13.46 million in excess of the required net capital.

On June 22, 1994, the Company borrowed $10 million from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). During 1995, the Company obtained additional loans from Confia, S.A.
in an aggregate amount of $16.5 million. The Company required the additional loans in order to continue to conduct its business because its losses were eroding its net capital. On December 4, 1995, the Company paid all interest due on the loans and consolidated the principal amounts, totaling $26.5 million, into a single note due
June 3, 1996 and bearing interest at an annual rate of 12%. On February 9, 1996, the Company also received a letter from Abaco Grupo Financiero, S.A. de C.V. ("Parent") whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997 ("Letter of Support"). Based upon the Letter of Support, management believes that it is the intention of Confia, S.A. to renew the loan when it becomes due. A renewal may be on different terms than the original loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

The Company entered into a Note Conversion Agreement with Confia, S.A. dated September 29, 1995 and amended November 10, 1995, pursuant to which Confia, S.A. has the right to convert all or a portion of the Company's outstanding indebtedness to equity in the Company. The number of shares of common stock to be issued upon a conversion would be determined by dividing the amount of indebtedness to be converted by the book value per share of common stock as of the end of the Company's most recent fiscal quarter (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). Indebtedness is convertible only if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders at the same effective per share price for a number of shares proportional to the number to be issued upon the conversion. Confia, S.A. may transfer the conversion right to Abaco or another corporation within the group of affiliated companies.

In addition, in December 1995, the Company issued to Abaco 50 shares of non-voting preferred stock at a price per share of $100,000, which shares are convertible into Company common stock. In a conversion, the $5 million preferred stock purchase price would be divided by the book value per share of common stock as of the end of the most recent month to determine the number of shares of common stock to be issued (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). The preferred stock is convertible only in connection with a rights offering to all stockholders at the same effective per share price of a number of shares proportional to the number to be issued upon conversion at a price per share equal to such book value per share or par value, as the case may be.

The support referred to in the February 9, 1996 letter may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform
Net Capital Rule 15c3-1. To that end, Parent had agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, Parent provided $5 million of that total through the purchase by Abaco of 50 additional shares of non-voting preferred stock at a price per share of $100,000. On
April 30, 1996, Abaco provided $4.5 million through the purchase of 45 additional shares of non-voting preferred stock at a price per share of $100,000. The terms of such shares are substantially identical to those of the preferred stock issued in December, 1995, as discussed above.

The Company currently has subordinated loans outstanding to Rodman, its broker-dealer subsidiary, in an aggregate amount of $26.5 million. The loans are funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend these subordinated borrowings through June, 1998. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that the borrowing between the Company and Confia, S.A. is not renewed or converted, Rodman will be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, then it would seek regulatory approval to repay its subordinated debt to the Company.

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed for a period in excess of 90 days, 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholders' equity (the "debt/equity ratio"). At December 31, 1995, Rodman's debt/equity ratio was 78.2%. In January 1996, the Company and Rodman converted
$5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform Net Capital Rule, thereby reducing the debt/equity ratio to 60%.

In the quarter ended March 31, 1996, the Company provided cash and cash equivalents of $27.59 million from operating activities primarily related to the decrease in security inventory positions. In the quarter ended March 31, 1995, the Company's operations used $18.59 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                          (10.1) Stock Purchase Agreement dated
                                 March 29, 1996 between the Company
                                 and Abaco Casa de Bolsa, S.A. de C.V.,
                                 Abaco Grupo Financiero.

                          (27.1) Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.


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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  May 8, 1996        By:    /s/ John T. Hague
                              ---------------------------------
                                  John T. Hague
                                  Chief Financial Officer


Date:  May 8, 1996        By:    /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer