Form 10-Q
period 1996-06-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1996-08-14
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996

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

Shares of common stock outstanding at August 1, 1996:  6,645,802 par value $.09.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of June 30, 1996 (unaudited) and December 31, 1995.

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 1996 and June 30, 1995.

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1996 and June 30, 1995.

Notes to Condensed Consolidated Financial Statements
(unaudited) - June 30, 1996.


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

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)



                                             June 30
                                               1996            December 31
                                             (unaudited)           1995
ASSETS

Cash and cash equivalents                   $   15,279         $     9,001
Securities purchased under agreements
  to resell                                        -                 2,204
Cash and short-term investments required to
  be segregated under federal regulations        7,845               7,398
Receivables:
  Customers                                        -                49,544
  Brokers, dealers, and clearing
    organizations                               30,576              16,298
Securities owned - at market                     9,407              16,489
Memberships in securities and commodities
  exchanges at cost(market value 06/30/96 -
  $1,639; 12/31/95 - $1,219)                       272                 272
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (06/30/96 - $5,437; 12/31/95 -
  $5,132)                                        8,193               8,560
Prepaid expenses and other assets               10,069               9,567
Deferred income taxes (Net of valuation
  allowance: 06/30/96 - $19,419;
  12/31/95 - $17,059)                              -                   -
                                            __________         ___________
                                            $   81,641         $   119,333
                                            ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks            $     -            $    30,672
Short-term note payable to affiliate           26,500               26,500
Payables:
  Customers                                     7,673               18,914
  Brokers, dealers, and clearing
    organizations                                 -                 13,549
Securities sold but not yet purchased,
  at market                                    24,852                4,964
Accrued commissions                             2,460                2,155
Accounts payable and accrued expenses          16,154               21,136
                                            _________          ___________
                                               77,639              117,890

Liabilities subordinated to the claims
  of general creditors                            -                    -

Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   145 shares issued at 06/30/96 and 50 shares
   issued at 12/31/95                             -                    -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,646,000 issued at
   06/30/96 and 12/31/95                          598                  598
  Additional paid-in capital                   45,249               35,749
  Accumulated deficit                         (41,845)             (34,904)
                                            __________         ___________
                                                4,002                1,443
                                            __________         ___________

                                            $  81,641          $   119,333
                                            ==========         ===========



See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)

                                  Three Months Ended    Six Months Ended
                                       June 30             June 30

                                  1996        1995        1996      1995

REVENUES:
  Commissions                  $   5,307    $  8,115    $ 10,547  $ 14,574
  Principal                        9,728       6,263      16,390    11,830
  Interest                           721       3,635       1,361     7,238
  Fee income                       3,218       1,850       5,035     2,983
  Other                              800         662       1,414     1,379
                               _________    ________    ________  ________
      TOTAL REVENUES              19,774      20,525      34,747    38,004

EXPENSES:
  Employee compensation
    and benefits                  13,578      13,824      26,394    25,348
  Commissions, floor brokerage
    and clearance                  1,041       1,318       2,153     2,526
  Interest                           885       2,720       2,386     5,680
  Communications                   1,498       2,455       2,979     4,275
  Occupancy and equipment          1,758       1,593       3,169     2,975
  Professional fees                  806       1,392       1,249     2,315
  Other operating expense          1,898       1,228       3,358     2,115

                               _________    ________    ________   _______
      TOTAL EXPENSES              21,464      24,530      41,688    45,234

                               _________    ________    ________  ________
      Loss before taxes           (1,690)     (4,005)     (6,941)   (7,230)

      Tax benefit                    -           -           -      (1,019)
                               _________    ________    ________  ________

      NET LOSS                 $  (1,690)   $ (4,005)   $ (6,941) $ (6,211)
                               =========    ========    ========  ========

Earnings per share data:

NET LOSS PER COMMON SHARE      $   (0.25)   $  (0.60)   $  (1.04) $  (0.99)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                       6,646       6,646       6,646     6,291




See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)

                                                     SIX MONTHS ENDED
                                                   June 30       June 30
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (6,941)  $   (6,211)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
      Gain on sale of fixed assets                                     (8)
      Gain on sales of exchange memberships              -           (380)
      Deferred income taxes                              -         (1,019)
      Depreciation and amortization                      473          504
      Net changes in operating assets
        and liabilities:
       Securities purchased under
        agreements to resell                           2,204       29,651
       Cash and short-term investments
        required to be segregated under
        federal regulations                             (447)       1,467
       Receivables from and payables
        to customers, brokers, dealers
        and clearing organizations                    10,476      (78,359)
      Securities owned                                 7,082       40,015
      Prepaid expenses and other assets                 (502)      (7,891)
      Recoverable income taxes                           -          1,286
      Securities sold but not yet purchased           19,888          800
      Accrued commissions                                305        1,221
      Accounts payable and accrued expenses           (4,982)      18,392

      NET CASH FLOWS PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                           27,556         (532)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and
    leasehold improvements (net)                        (106)      (6,346)
  Sales of exchange memberships                          -          1,945

      NET CASH FLOWS USED IN
       INVESTING ACTIVITIES                             (106)      (4,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term
    borrowings from banks                            (30,672)       4,743
  Payment of notes subordinated to
    claims of general creditors                         -          (1,374)
  Proceeds from issuance of convertible
    non-voting preferred stock                         9,500          -

      NET CASH FLOWS PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                          (21,172)       3,369

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          6,278       (1,564)

Cash and cash equivalents at beginning
  of period                                            9,001        7,011


Cash and cash equivalents at end of period        $   15,279   $    5,447
                                                  ===========  ===========














See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED)

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


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
- - --------------------------------------------------------------

The Company was holding in safekeeping $979,000 and $1,664,000 of securities owned by customers as of June 30, 1996, and December 31, 1995, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
- - ----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC"), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. Rodman has elected to use the alternative net capital method permitted by the SEC rule. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. In January 1996, Rodman changed its business operation from a clearing securities broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman's minimum net capital requirement pursuant to these rules was reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers.

The NYSE may require a member firm to reduce its business if its net capital is less than the greater of $312,500 or 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than the greater of $375,000 or 7% of the funds required to be segregated. At June 30, 1996, and December 31, 1995, Rodman had net capital, as defined, of $16.8 million and $15.4 million, respectively, or $16.5 million and $14.3 million, respectively, in excess of the minimum net capital.


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

Notwithstanding a strong 1996 second quarter revenue level of $19.8 million, the Company experienced a net loss of $1.7 million during the quarter; this was a significant improvement by approximately 58% over the same period in 1995.

For the first six months of 1996, the Company's losses totaled
$6.9 million, essentially all in the first quarter, as steady improvements were made monthly throughout the first half. Versus 1995, revenues were lower by $3.3 million, reflecting a strategic transition in product lines.
The reduction of Commodities revenue in 1996, which comprised about one third of the previous year's revenue, was essentially replaced by major improvements in the Investment Banking and Institutional Equities business units. Notwithstanding the absence of over $1 million of deferred tax credits recorded in 1995, the net loss for the first half of 1996 was just
$700 thousand higher than the comparative 1995 period, reflecting the initial benefits derived from strategic changes in our product mix and operating levels.

REVENUES

Revenues were $19.8 million in the second quarter of 1996, essentially equal to the previous year. Management believes this was a major accomplishment in light of the substantial changes in business mix.
Revenues were $34.7 million for the first six months of this year, or about 9% lower than the previous year's results. Our Retail business as well as our new Investment Banking and Institutional Equities business units all demonstrated significant growth versus 1995 results. This positive performance essentially offset the revenue shortfall of the Commodities business, which management significantly reduced in 1995. Revenue for Investment Banking doubled versus the first half of 1995 and substantially contributed to improvement in Institutional Equities and Retail sales levels.

Interest income declined versus both the second quarter and six month periods of 1995 as the Company reduced its security inventory positions and converted to a non-clearing broker-dealer and futures commission merchant.

EXPENSES

Expenses for the 1996 second quarter declined $3.1 million or 12% versus the same period last year, a significant improvement considering essentially a constant revenue level. For the first six months, expenses totaled $41.7 million or 8% lower than the first half of 1995. Overall at June 30, 1996, the Company realized a reduction of about 25% in total employees versus year end 1995; however, offsetting the lower number of people were higher compensation levels required to build the Research and Investment Banking business. Compensation, which accounted for 63% of total expenses in the first half of 1996, was slightly higher due to these new business units.

Floor brokerage, clearance and communications expenses all declined as compared to 1995, mainly reflecting savings from the change in business line mix. Interest expense also declined in both 1996 periods, primarily reflecting the decrease in security inventory positions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of cash, receivables and securities inventory, which are all highly liquid. The principal sources of financing are stockholders' equity, customer payables, short-term loans from banks and affiliates, and other payables.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of June 30, 1996, Rodman's net capital, as defined, was $16.5 million in excess of the required net capital.

On June 22, 1994, the Company borrowed $10 million from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). During 1995, the Company obtained additional loans from Confia, S.A. in an aggregate amount of $16.5 million. The Company required the additional loans in order to continue to conduct its business because losses were eroding its net capital. On December 4, 1995, the Company paid the interest due on the loans and consolidated the principal amounts, totaling
$26.5 million, into a single note due June 3, 1996 and bearing interest at an annual rate of 12%. The loan was renewed on June 3, 1996, for a six month term ending December 3, 1996, at the same interest rate. On
February 9, 1996, the Company also received a letter from Abaco Grupo Financiero, S.A. de C.V. ("Parent") whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997 ("Letter of Support"). Based upon the Letter of Support, management believes that it is the intention of Confia, S.A. to renew the $26.5 million loan when it becomes due. A renewal may be on different terms than the original loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

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

In addition, in December 1995, the Company issued to Abaco 50 shares of non-voting preferred stock at a price per share of $100,000, which shares are convertible into Company common stock. In a conversion, the $5 million preferred stock purchase price would be divided by the book value per share of common stock as of the end of the most recent month to determine the number of shares of common stock to be issued (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). The preferred stock is convertible only in connection with a rights offering to all stockholders at the same effective per share price of a number of shares proportional to the number to be issued upon conversion at a price per share equal to such book value per share or par value, as the case may be. Accordingly, in the event of such a rights offering, each stockholder would have the opportunity to purchase a sufficient number of shares at the offering price to maintain his or her percentage ownership of the Company.

The support referred to in the February 9, 1996 letter may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. To that end, Parent had agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, Parent provided $5 million of that total through the purchase by Abaco of 50 additional shares of non-voting preferred stock at a price per share of $100,000. On April 30, 1996, Abaco provided the remaining $4.5 million through the purchase of 45 additional shares of non-voting preferred stock at a price per share of $100,000. The terms of such shares are substantially identical to those of the preferred stock issued in December, 1995, as discussed above. At June 30, 1996, the book value per share of the Company's common stock was approximately $0.60. Full conversion of the Company's preferred stock held by Abaco at such price, assuming only Abaco's exercise of its conversion rights, would entail the issuance of approximately 24 million shares of common stock. In the event that such conversion were made at a time when the book value per share of the Company's common stock was less than $0.09, the conversion would entail the issuance of approximately 160 million shares of common stock. In the event that the Company's outstanding indebted-ness to Confia also were converted, such conversion would entail the issuance of an additional 44 million shares of common stock if the book value per share were $0.60 and 295 million shares of common stock if such book value was less than $0.09 per share.

The Company currently has subordinated loans outstanding to Rodman, its broker-dealer subsidiary, in an aggregate amount of $26.5 million. The loans are funded by the Company's borrowing from Confia, S.A. discussed above. It is the intention of management of the Company and Rodman to extend these subordinated borrowings through June, 1998. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that the borrowing between the Company and Confia, S.A. is not renewed or converted, Rodman will be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, and then it would seek regulatory approval to repay its subordinated debt to the Company.

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed for a period in excess of 90 days, 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholders' equity (the "debt/equity ratio"). At
December 31, 1995, Rodman's debt/equity ratio was 78.2%. In January 1996, the Company and Rodman converted $5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform
Net Capital Rule, thereby reducing the debt/equity ratio to 60%. As of June 30, 1996, the debt/equity ratio was 52%.

In the six months ended June 30, 1996, the Company provided cash and cash equivalents of $27.6 million from operating activities primarily related to an increase in short security inventory positions. In the six months ended June 30, 1995, the Company's operations used $0.5 million.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                         (10.25) Stock Purchase Agreement dated April 30, 1996 between the Company and Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero.

                         (10.26) Promissory Notes from the Company to Confia, S.A., dated June 3, 1996.

                         (10.27) Employment Agreement dated May 14, 1996 between the Company and William C. Dennis, Jr., Executive Vice President and Chief Financial Officer.

                         (10.28) Employment Agreement dated July 1, 1996 between the Company and Gilbert R. Ott, Jr., Executive Vice President, Secretary and General Counsel.

                         (27.1)       Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                     SIGNATURES
                                     -----------

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  August 13, 1996     By:    /s/ William C. Dennis, Jr.
                              ---------------------------------
                                  William C. Dennis, Jr.
                                  Chief Financial Officer


Date:  August 13, 1996     By:    /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer









C:\WP51\FILINGS\6-96-4.10Q