Form 10-Q
period 1996-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1996-11-14
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996

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

Shares of common stock outstanding at November 1, 1996:  6,645,802 par value $.09.
                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -

Condensed Consolidated Statements of Financial Condition as of September 30, 1996 (unaudited) and December 31, 1995.

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1996 and September 30, 1995.

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1996 and September 30, 1995.

Notes to Condensed Consolidated Financial Statements
(unaudited) - September 30, 1996.


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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)




                                            SEPTEMBER 30
                                               1996            DECEMBER 31
                                             (unaudited)           1995
ASSETS
Cash and cash equivalents                   $    8,746         $     9,001
Securities purchased under agreements
  to resell                                        -                 2,204
Cash and short-term investments required to
  be segregated under federal regulations        8,784               7,398
Receivables:
  Customers                                          8              49,544
  Brokers, dealers, and clearing
    organizations                                5,152              16,298
Securities owned - at market                     7,371              16,489
Memberships in securities and commodities
  exchanges at cost(market value 09/30/96 -
  $1,356; 12/31/95 - $1,219)                       272                 272
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (09/30/96 - $5,242; 12/31/95 -
  $5,132)                                        7,904               8,560
Prepaid expenses and other assets               14,766               9,567
Deferred income taxes (Net of valuation
  allowance: 09/30/96 - $21,585;
  12/31/95 - $17,059)                              -                   -
                                            __________         ___________
                                            $   53,003         $   119,333
                                            ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks            $     -            $    30,672
Short-term note payable to affiliate           26,500               26,500
Payables:
  Customers                                     8,560               18,914
  Brokers, dealers, and clearing
    organizations                                 -                 13,549
Securities sold but not yet purchased,
  at market                                     1,127                4,964
Accrued commissions                             1,852                2,155
Accounts payable and accrued expenses          14,333               21,136
                                            _________          ___________
                                               52,372              117,890
Liabilities subordinated to the claims
  of general creditors                            -                    -

Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   175 shares issued at 09/30/96 and 50 shares
   issued at 12/31/95                             -                    -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,646,000 issued at
   09/30/96 and 12/31/95                          598                  598
  Additional paid-in capital                   48,249               35,749
  Accumulated deficit                         (48,216)             (34,904)
                                            __________         ___________
                                                  631                1,443
                                            __________         ___________

                                            $  53,003          $   119,333
                                            ==========         ===========








See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)



                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30           SEPTEMBER 30
                                  1996        1995        1996      1995

REVENUES:
  Commissions                  $   3,643    $  5,399    $ 15,370  $ 19,973
  Principal                        6,548       7,411      22,938    19,241
  Interest                           427       1,813       1,788     9,051
  Fee income                       1,240       3,269       6,276     6,252
  Other                              121       1,211         354     2,590
                               _________    ________    ________  ________
      TOTAL REVENUES              11,979      19,103      46,726    57,107

EXPENSES:
  Employee compensation
    and benefits                  10,307      15,609      36,701    40,958
  Commissions, floor brokerage
    and clearance                  1,083         754       3,235     3,280
  Interest                         1,121       2,470       3,506     8,150
  Communications                   1,321       2,234       4,301     6,508
  Occupancy and equipment          1,676       2,509       4,846     5,484
  Professional fees                  845         941       2,094     3,256
  Other operating expense          1,997       1,174       5,355     3,289

                               _________    ________    ________   _______
      TOTAL EXPENSES              18,350      25,691      60,038    70,925

                               _________    ________    ________  ________
      Loss before taxes           (6,371)     (6,588)    (13,312)  (13,818)

      Tax expense                    -        (1,620)        -        (601)
                               _________    ________    ________  ________

      NET LOSS                 $  (6,371)   $ (8,208)   $(13,312) $(14,419)
                               =========    ========    ========  ========
Earnings per share data:

NET LOSS PER COMMON SHARE      $   (0.96)   $  (1.24)   $  (2.00) $  (2.25)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                       6,646       6,646       6,646     6,410








See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)


                                                     NINE MONTHS ENDED
                                                 September 30  September 30
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (13,312)  $  (14,419)
  Adjustments to reconcile net loss to
    net cash flows provided by
    operating activities:
      Equity in earnings in limited partnerships      (1,192)          -
      Reserve on loans advanced to
        limited partnerships                             428           -
      Gain on sale of fixed assets                                     (8)
      Gain on sale of exchange memberships               -           (771)
      Deferred income taxes                              -            413
      Depreciation and amortization                      785          891
      Net changes in operating assets
        and liabilities:
       Securities purchased under
        agreements to resell                           2,204       33,054
       Cash and short-term investments
        required to be segregated under
        federal regulations                           (1,386)      14,387
       Receivables from and payables
        to customers, brokers, dealers
        and clearing organizations                    36,779      (51,594)
      Recoverable income taxes
        and income taxes payable                         -          1,330
      Securities owned                                 9,118      106,792
      Prepaid expenses and other assets               (1,435)      (4,373)
      Securities sold but not yet purchased           (3,837)     (85,920)
      Accrued commissions                               (303)         232
      Accounts payable and accrued expenses           (6,803)       7,398

      NET CASH FLOWS PROVIDED BY                 ___________   __________
       OPERATING ACTIVITIES                           21,046        7,412

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and
    leasehold improvements                              (129)      (7,314)
  Sale of exchange memberships                           -          4,349

      NET CASH FLOWS USED IN                       ___________   __________
       INVESTING ACTIVITIES                             (129)      (2,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term
    borrowings from banks                            (30,672)     (15,095)
  Proceeds from short-term note payable
    to affiliate                                         -          6,500
  Payment of notes subordinated to
    claims of general creditors                          -         (1,374)
  Proceeds from issuance of convertible
    non-voting preferred stock                         9,500          -

      NET CASH FLOWS USED IN                      ___________   __________
       FINANCING ACTIVITIES                          (21,172)      (9,969)
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (255)      (5,522)

Cash and cash equivalents at beginning
  of period                                            9,001        7,011

                                                  ___________  ___________
Cash and cash equivalents at end of period        $    8,746   $    1,489
                                                  ===========  ===========
















See Notes to Condensed Consolidated Financial Statements
RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 (UNAUDITED)

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


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

The Company was holding in safekeeping $712,000 and $1,664,000 of securities owned by customers as of September 30, 1996, and December 31, 1995, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC"), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. Rodman has elected to use the alternative net capital method permitted by the SEC rule. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. In January 1996, Rodman changed its business operation from a clearing securities broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman's minimum net capital requirement pursuant to these rules was reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. At September 30, 1996, and December 31, 1995, Rodman had net capital, as defined, of $7.6 million and $15.4 million, respectively, or $7.3 million and $14.3 million, respectively, in excess of the minimum net capital.

On August 30, 1996, Rodman transferred all futures related activity to an affiliate, Rodman & Renshaw Futures, Inc. ("RRFI"), a futures commission merchant. RRFI is subject to the minimum net capital rules of the CFTC which is the greater of $250,000 or 4% of the funds required to be segregated for commodities customers.

The National Futures Association (the "NFA") may require a member firm to reduce its business if its net capital is less than 6% of the funds required to be segregated and may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 7% of the funds required to be segregated. At
September 30, 1996, RRFI had net capital, as defined, of $.5 million which exceeds the minimum net capital requirement.


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

Despite market correction and volatility in July, and significantly lower overall underwriting volume, the Company reported an improvement in net losses of 22% in the 1996 third quarter as compared to the same period last year. This improvement was acheived in spite of a 37% reduction in revenue.

REVENUES

Revenues were $12.0 million in the third quarter of 1996, a decline of $7.1 million as compared to the same 1995 period. Investment Banking and Institutional Equities revenues declined in both July and August reflecting weak demand in the market for small cap stocks.
September's results for these business units however, were 59% better than the same period last year as market demand partially rebounded. The combination of a weak July and August equity market environment and the closing of several retail branch offices resulted in a revenue decline versus the third quarter of 1995. Excluding the reduction of revenue from the Commodities business which management significantly reduced in 1995, year to date 1996 revenue levels were comparatively flat with 1995. Principal transactions of $22.9 million in 1996 were $3.7 million higher than the prior year reflecting the start-up of Institutional business in the second quarter of 1995.

Interest income in 1996 declined significantly versus both the third quarter and the first nine month period of 1995 as the Company reduced its security inventory positions and converted to a non-clearing broker-dealer and futures commission merchant. The decline in other income was primarily due to the absence of the sale of certain exchange seats relating to the Commodities business in the third quarter of 1995.

EXPENSES

Expense levels for the third quarter of 1996 declined $7.3 million, or 29%, reflecting significant improvement versus 1995. For the first nine months, expenses declined $10.9 million, an improvement versus the prior year, again with reductions in almost every major category as Management's fixed expense reduction programs began to produce material results. As of September 30, 1996 the Company had realized a reduction of over 16% in the number of total employees versus
September 1995. These expense reductions were partly offset by higher compensation levels for key Research and Investment Banking hires as these businesses are being enhanced to support the Company's business initiatives in these areas.

Generally, floor brokerage, clearance and communications all declined as compared to 1995, mainly reflecting savings from changes in the business line mix. Interest expense also declined versus both 1995 periods, primarily reflecting the decrease in securities inventory positions consistent with the change in business mix.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of cash, receivables and securities inventory, which are all highly liquid. The principal sources of financing are stockholders' equity, customer payables, short-term loans from banks and affiliates, and other payables.

As a registered broker-dealer and futures commission merchant, Rodman and RRFI are required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of September 30, 1996, Rodman and RRFI's net capital, as defined, exceeds the net capital requirement.

On June 22, 1994, the Company borrowed $10 million from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."),
an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco").  During 1995,
the Company obtained additional loans from Confia, S.A. in an aggregate amount of $16.5 million. The Company required the additional loans in order to continue to conduct its business because losses were eroding
its net capital.   The loans were consolidated and renewed on June 3, 1996,
for a six month term ending December 3, 1996, at an annual interest rate of 12%. On February 9, 1996, the Company also received a letter from Abaco Grupo Financiero, S.A. de C.V. ("Parent") whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997 ("Letter of Support"). Based upon the Letter of Support, management believes that it is the intention of Confia, S.A. to renew the $26.5 million loan when it becomes due. A renewal may be on different terms than the original loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

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

The support referred to in the February 9, 1996 letter may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. To that end, Parent had agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, Parent provided $5 million of that total through the purchase by Abaco of 50 additional shares of non-voting preferred stock at a price per share of $100,000. On April 30, 1996, Abaco provided the remaining $4.5 million through the purchase of 45 additional shares of non-voting preferred stock at a price per share of $100,000. The terms of such shares are substantially identical to those of the preferred stock issued in December, 1995, as discussed above. The balance sheet as of September 30, 1996 reflects the issuance to Abaco of an additional 30 shares of non-voting preferred stock at a price per share of $100,000 for a total of $3 million pursuant to an understanding with Abaco reached during the third quarter. The terms of of such shares also are substantially identical to those issued in December 1995, and the cash consideration was received from Abaco on November 14, 1996. At September 30, 1996, the book value per share of the Company's common stock was approximately $0.09. Full conversion of the Company's preferred stock held by Abaco at such price, assuming only Abaco's exercise of its conversion rights, would entail the issuance of approximately 198 million shares of common stock. In the event that the Company's outstanding indebtedness to Confia also were converted at such price, such conversion would entail the issuance of an additional 295 million shares of common stock.

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

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed for a period in excess of 90 days, 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholders' equity (the "debt/equity ratio"). At
December 31, 1995, Rodman's debt/equity ratio was 78.2%. In January 1996, the Company and Rodman converted $5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform
Net Capital Rule, thereby reducing the debt/equity ratio to 60%. As of September 30, 1996, the debt/equity ratio was 58%.

In the nine months ended September 30, 1996, the Company provided cash and cash equivalents of $18.0 million from operating activities. In the nine months ended September 30, 1995, the Company's operations provided $7.4 million.



RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                         (27.1)       Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.























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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  November 13, 1996     By:    /s/ William C. Dennis Jr.
                              ---------------------------------
                                  William C. Dennis, Jr.
                                  Chief Financial Officer


Date:  November 13, 1996     By:   /s/ Charles W. Daggs, III
                              ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer










C:\USERS\EDGAR\10Q996