Form 10-Q/A
period 1996-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1996-12-04
CIK 726977

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

Shares of common stock outstanding at November 1, 1996:  6,645,802 par value $.09.
Rodman & Renshaw Capital Group, Inc. hereby amends Item 6 of its Form 10-Q filed on November 14, 1996 to include four additional exhibits identified as 4.2, 4.3, 4.4 and 10.29. Item 6 as amended is set forth below:

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits - The following exhibits are
included
                      herein or are incorporated by reference

                         (4.2)        Certificate of Designations
                                      of
                                      Rights, Privileges and
                                      Restrictions
                                      of Series C Non-Voting
                                      Convertible Preferred
                                      Stock

                         (4.3)        Certificate of Designations
                                      of
                                      Rights, Privileges and
                                      Restrictions
                                      of Series D Non-Voting
                                      Convertible Preferred
                                      Stock

                         (4.4)        Certificate of Designations
                                      of
                                      Rights, Privileges and
                                      Restrictions
                                      of Series E Non-Voting
                                      Convertible Preferred
                                      Stock

                         (10.29)      Stock Purchase Agreement
dated as
                                      of September 30, 1996 between
the
                                      Company and Abaco Casa de
Bolsa,
                                      S.A. de C.V., Abaco Grupo
Financiero


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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  December 2, 1996     By:
                              ---------------------------------
                                  William C. Dennis, Jr.
                                  Chief Financial Officer


Date:  December 2, 1996     By:
                             ----------------------------------
                                  Charles W. Daggs, III
                                  President and Chief Executive
                                  Officer











C:\USERS\EDGAR\10Q996A.DOC