Form 10-K
period 1996-12-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1997-04-16
CIK 726977

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM                    TO
                                               -------------------
                COMMISSION FILE NUMBER 1-9143


RODMAN & RENSHAW CAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)


DELAWARE                                                36-3111956
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

233 S. WACKER DR., STE. 4500, CHICAGO, IL                 60606
(Address of principal executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 526-2000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                                -------------------

Common Stock, par                                  New York Stock Exchange
value $0.09 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
OF THE ACT:                                                                 None


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, 6,645,802 shares of Common Stock, par value $0.09 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on February 28, 1997, which was $0.375) was $810,987.75.

PART I.

ITEM 1. BUSINESS

     Rodman & Renshaw Capital Group, Inc. (the "Company") is a holding company which was incorporated in Delaware on November 20, 1980, as the successor, through its subsidiaries, to the business of Rodman & Renshaw, a partnership which commenced operations in Chicago in 1951. Unless the context otherwise requires, the "Company" as used herein shall also include all subsidiaries of Rodman & Renshaw Capital Group, Inc. The Company, through its principal subsidiary, Rodman & Renshaw, Inc. ("Rodman"), is a full-service securities broker-dealer and commodities futures commission merchant with memberships on the New York Stock Exchange ("NYSE") and other principal stock exchanges. The Company offers a comprehensive range of investment banking, research and investor services to meet the needs of business organizations, financial institutions and fiduciaries, other securities and commodities dealers and individual investors.

     Rodman acts as a broker and dealer in the purchase and sale of securities, commodities and financial futures. The corporate finance department provides investment banking advice, underwritings and merger and acquisition consulting, and assists its clients in obtaining funds for leveraged acquisitions, corporate expansion or recapitalization financings, and private placements. Rodman provides financial institutions, fiduciaries and other investors with research on over 100 companies within a broad range of industries. Rodman's equity department provides integrated research, sales distribution and principal market making for institutional and retail customers and investment banking clients. Its retail group provides brokerage services to high net worth and other individuals. Through its other subsidiaries, the Company also provides investment advisory services and acts as general partner and commodity pool operator for commodity limited partnerships.

     On December 22, 1993, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), acquired 54% of the Company's outstanding common stock through a tender offer. Abaco is a Mexican brokerage subsidiary of Abaco Grupo Financiero, S.A. de C.V. ("Parent"), a multi-faceted financial services holding company based in Monterrey, Mexico. In addition to Abaco, Parent owns a commercial bank, Confia, S.A. Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."), a leasing company, a factoring firm and an insurance company, all based in Mexico. Parent's shares are traded on the Mexican Stock Exchange. During the period December 1993 through December 1996, the Abaco group provided the Company with a total of $32,500,000 in additional equity capital and $26,500,000 in short-term debt. Abaco currently owns 69.6% of the Company's outstanding common stock, but on February 4, 1997, it announced plans to initiate a series of transactions that would result in the Abaco Group owning all of the Company's common stock. Such plans are described in detail in
Schedule 13E-3 filings with the Securities and Exchange Commission made by Abaco and related entities pursuant to Section 13(e) of the Securities Exchange Act of 1934 and Rule 13e-3 thereunder. Among other things, the plans include converting shares of the Company's Series E Preferred Stock held by Abaco into shares of the Company's common stock and effecting a "Short Form" merger in which the Company's minority stockholders would receive $.30 in cash for each share of the Company's outstanding common stock held by them. These transactions have been initiated and are being implemented by the Abaco Group. The board of directors of the Company has not reviewed or approved these transactions and is not currently required to do so. These transactions have not yet been completed. The New York Stock Exchange has informed the Company that implementation of these transactions may result in delisting of the common stock. In addition, a purported class action on behalf of the named individual plaintiffs and all other holders of the Company's common stock was commenced in early April 1997 against the Company, Abaco, certain Abaco affiliates and the directors of the Company who are employed by the Company, Abaco or affiliates thereof.
Plaintiffs allege in the complaint that the above-mentioned transactions are part of a plan to acquire the publicly held common stock and eliminate the Company's public stockholders in violation of the defendants' fiduciary duties and, among other things, seek to preliminarily and permanently enjoin such transactions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Item
12. Security Ownership of Certain Beneficial Owners and Management.

     On March 28, 1995, Rodman acquired certain of the assets and hired approximately 60 employees of the institutional equities, investment banking and research departments of Mabon Securities Corp., a New York based securities broker- dealer. The transaction was consistent with the Company's plan to reposition itself as an integrated, research driven investment banking, institutional equity, fixed income and retail firm concentrating on middle market U.S. companies and Mexican corporations. During 1995, the Company also decided to divest a majority of its futures business and substantially downsize and refocus its fixed income business. In late 1996, the Company further reduced its fixed income business and in early 1997, it further downsized its futures business.

     In January 1996, the Company began outsourcing its securities processing functions. It now clears customer accounts through Correspondent Services Corporation ("CSC"), a wholly-owned subsidiary of PaineWebber, Incorporated, on a fully disclosed basis.

     The Company's executive offices are located in the Sears Tower at 233 South Wacker Drive, Suite 4500, Chicago, Illinois 60606 and its principal telephone number is (312) 526-2000. The Company also has offices in New York, San Francisco, Dallas and Boston.

REVENUES BY SOURCE

     In 1994, the Company changed its fiscal year from the year ending on the last Friday in June to a calendar year. The following table sets forth certain information regarding the revenues of the Company by source, for the years ended December 31, 1996 and December 31, 1995, the Transition Period from June 25, 1994 to December 31, 1994 (the "Transition Period"), and the fiscal year ended June 24, 1994.


                                      ($, IN THOUSANDS)
                                       ---------------

                                                 TRANSITION
                            YEAR     YEAR          PERIOD        YEAR
                           ENDED     ENDED        (6/25/94-      ENDED
                          12/31/96  12/31/95      12/31/94)     06/24/94
                          --------  --------      ---------     ---------
COMMISSIONS
 Commodities              $2,499      $8,385         $8,279      $19,833
 Listed securities         8,944      11,457          1,915        6,080
 Over-the-counter
  securities               7,921       4,161          1,360        2,446
 Options                     532         876            316          799
                           -----       -----         ------       ------
TOTAL COMMISSIONS         19,896      24,879         11,870       29,158

PRINCIPAL
 Institutional credits:
  Bonds                       15      12,624          4,494       13,117
  Equity and debt
  underwritings            2,490       3,183             80          644
  Over-the-counter
  stocks                   6,735       3,342          1,101          575
                          ------       -----          -----       ------
                           9,240      19,149          5,675       14,336

 Retail credits:
  Bonds                      276       1,148          1,164        3,844
  Equity and debt
  underwritings              113       6,898          1,068        2,724
  Over-the-counter
  stocks                  10,872       2,050          1,273        2,712
  Mutual funds               623       1,167            627        1,811
                          ------      ------          -----        -----
                          11,884      11,263          4,132       11,091
                          ------      ------          -----       ------
       Total Credits      21,124      30,412          9,807       25,427

Market-making and dealer
transactions:

 Corporate fixed income
 and government zero
 coupon bonds              7,530        (423)        (1,136)         500
 Over-the-counter stocks    (605)     (2,375)           231        1,600
 Other                     1,136        (986)        (1,869)        (214)
                          ------       -----        -------       ------
   Total market-making
   and dealer
   transactions            8,061      (3,784)        (2,774)       1,886
                          ------     -------        -------        -----
   TOTAL PRINCIPAL        29,185      26,628          7,033       27,313



INTEREST
 Market-making;
  securities inventory        1,079       4,594          4,975            4,412
 Margin accounts                954       3,951          1,362            2,420
 Securities finder service        0       1,592          1,535            2,381
                              -----      ------          -----            -----
       TOTAL INTEREST         2,033      10,137          7,872            9,213


FEE INCOME
 Corporate and municipal
 finance                      2,758       4,648          3,723            7,269
 Limited partnerships             2         424             78               95
 Advisory services            4,920       2,993             75              234
                              -----       -----          -----            -----
       TOTAL FEE INCOME       7,680       8,065          3,876            7,598

OTHER
                              1,780       2,816          1,543            4,035
                              -----       -----          -----            -----
       TOTAL REVENUES       $60,574     $72,525        $32,194          $77,317
                            =======     =======        =======          =======



COMMISSIONS

     Commissions from securities and commodities brokerage activities represented approximately 33% of the Company's revenue in 1996, 34% of the Company's revenue in 1995, 37% in the Transition Period and 38% in the fiscal year ended June 24, 1994. Commissions on commodity brokerage represented approximately 13% of the Company's total commission revenue for 1996, 34% for 1995, 70% for the Transition Period and 68% in the fiscal year ended June 24, 1994.

     Rodman executes customer orders to buy and sell securities and commodity futures contracts. Rodman charges commissions competitive within the industry.

PRINCIPAL TRANSACTIONS

     Revenues from principal transactions accounted for approximately 48% of the Company's revenue in 1996, 37% of such revenue in 1995, 21% in the Transition Period and 35% in the fiscal year ended June 24, 1994. Rodman acts as principal to effect transactions in the equity, fixed income and over-the-counter markets for institutional and retail customers, as well as for other broker-dealers. Principal transactions, including market making, require the maintenance of inventories of securities for resale. These inventories are valued at market, and accordingly, gains and losses are included in the results of operations. Rodman monitors its inventory aging and turnover and employs various hedging strategies which attempt to mitigate the negative effects of changing market conditions.

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

     Market-making and Dealer Transactions. Rodman employs traders and salespersons to make secondary markets in investment grade corporate fixed income securities. Rodman employs over-the-counter traders to make secondary markets in approximately 200 equity securities. Rodman maintains inventories of over-the-counter stocks to facilitate sales, primarily for institutional and individual customers. Rodman employs traders and salespersons for and maintains inventories of taxable bonds to facilitate transactions with its retail and institutional customers. See Note 5 to the Consolidated Financial Statements for the market value of the Company's long and short securities inventory positions at December 31, 1996.

     The Company does not conduct proprietary trading or invest in commodity futures, forward contracts, or commodity options. Rodman does utilize commodity futures contracts and other fixed income instruments to hedge its fixed income inventory positions. The extent of its utilization of these contracts for hedging is not material to the Company's financial condition or results of operations. At December 31, 1996, the Company had no long or short open futures positions and no short option positions. See Note 14 to the Consolidated Financial Statements.


INTEREST

     Rodman earns interest revenue principally from financing customers' purchases of securities, from securities inventories carried for resale to customers and from short-term investments.

     MARGIN ACCOUNTS. Interest is charged to customers on the amount loaned to finance margin transactions. Financing of margin purchases is a source of revenue to Rodman since the interest rate paid by the customer on the funds loaned to them exceeds Rodman's cost of short-term funds. Interest rates charged to customers on such loans range from zero to two and one-half percent over the broker call rate (the rate paid to banks by brokers on loans collateralized by marketable securities) depending upon the average net margin balance in the customer's account and the volume of the customer's transactions. As a result of the conversion to clear its customer business through CSC, Rodman now shares the interest charged to customers with CSC.

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

FEE INCOME

     Fee income represented approximately 13% of the Company's total revenue for 1996. The Company derives fee income primarily from the following areas:

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

     PORTFOLIO MANAGEMENT SERVICES. Rodman Advisory Services, Inc., a wholly owned subsidiary of the Company, provides investment advisory consulting services to individuals, municipalities and employee benefit plans.

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

EMPLOYEES

     As of March 1, 1997, the Company employed approximately 267 full-time employees. The following analysis demonstrates the changes in personnel consistent with the restructuring the Company has undergone over the past 3 years:


                                                 MARCH 1994     MARCH 1996    MARCH 1997
                                                 ----------     ----------    ----------

Retail securities representatives                      70            52            58
Institutional equity sales and trading reps.            3            48            50
Institutional fixed income sales and trading reps.     50            32             2
Investment banking representatives                     13            19            15
Research analysts                                       1            27            22
Commodities associated persons                         37             4             1
                                                     ----           ---           ---
         Total producers                              174           182           148

Administrative and Clerical                           290           161           119
                                                     ----           ---           ---

         Total                                        464           343           267
                                                     ====          ====           ===


None of the Company's employees are covered by a collective bargaining agreement. Competition for experienced financial services personnel is keen in the securities and commodities industry and, from time to time, the Company may experience losses of valuable personnel.

REGULATION

     Rodman is registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and in all 50 states and the District of Columbia.
Rodman also is registered as a futures commission merchant with the Commodity Futures Trading Commission (the "CFTC"). The securities and commodities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The CFTC is the federal agency responsible for the administration of federal laws governing commodities transactions. Much of the regulation of broker-dealers and futures commission merchants has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, National Futures Association and national securities and commodities exchanges. The NYSE and the National Futures Association have been designated by the SEC and the CFTC, respectively, as Rodman's primary regulators. These self-regulatory organizations adopt rules (subject to approval by the SEC and the CFTC) that govern the industry and the conduct of business. Rodman Advisory Services Inc. is registered as an investment adviser with the SEC.

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

     The Company is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In 1996 the SIPC assessment was $150. As Rodman's clearing broker, CSC provides Rodman customers, through a private insurer, with protection of between $4.5 million and $49.5 million in excess of available SIPC limits, depending on the type of account and subject to certain limitations. Additional protection may be purchased by individual customers subject to the limitations of the contract.

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

     Rodman has elected to compute net capital under the alternative method of calculation permitted by the Uniform Net Capital Rule. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debits arising from securities customer transactions or $1,000,000, or 4% of the funds required to be segregated for commodities customers pursuant to the Commodity Exchange Act. As a result of the conversion to clear its customer business through CSC, in February, 1996, Rodman's net capital requirement pursuant to these rules was reduced to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. See Note 10 to the Consolidated Financial Statements.

     Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies and ultimately may require its liquidation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 2. PROPERTIES

     The headquarters of the Company are located at 233 South Wacker Drive, Suite 4500, Chicago, Illinois. Other offices are located in New York, San Francisco, Dallas and Boston. All of the offices are leased on a long-term basis under leases which expire at various dates from 1997 to 2010. See Note 11 to the Consolidated Financial Statements for the minimum annual rentals in succeeding fiscal years under all noncancellable leases with terms in excess of one year, as of December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

     Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out of its activities as a broker-dealer in securities and as a futures commission merchant, as well as in civil actions by former employees. The Company also may be required to contribute to any adverse judgments or settlements in actions arising out of its participation in various underwritten offerings of securities. The ultimate outcome of such matters cannot be predicted with certainty. In the opinion of management of the Company, however, after consultation with legal counsel, the ultimate resolution of pending litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION
The common stock of Rodman & Renshaw Capital Group, Inc. is listed on the NYSE. The trading symbol is RR. At March 1, 1997, the approximate number of stockholders of record was 183. Information with respect to the price range of the common stock is presented in the table below.

DIVIDENDS
The Company has declared no dividends during the past three years. See Note 8 to the Company's Consolidated Financial Statements for a discussion of potential restrictions on the payment of dividends and for a discussion of dividends on preferred stock.


SUPPLEMENTARY FINANCIAL DATA

                           QUARTERLY DATA (UNAUDITED)
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                                           INCOME (LOSS)
                                               BEFORE
                                             TAXES AND
                                             CUMULATIVE
                                             EFFECT OF                                STOCK PRICE
                                           ACCOUNTING FOR               INCOME           RANGE
                                               INCOME      NET INCOME   (LOSS)         -----------
                      REVENUES  EXPENSES       TAXES         (LOSS)    PER SHARE      HIGH     LOW
                      --------  ---------  --------------  ----------  ---------    -------  ------

1996
Quarter Ended:

3/31/96               $ 14,972   $ 20,223   $  (5,251)    $  (5,251)   $    (.79)    $1.750  $1.500
6/30/96                 19,774     21,464      (1,690)       (1,690)        (.25)     2.000   1.375
9/30/96                 11,979     18,350      (6,371)       (6,371)        (.96)     1.375   1.125
12/31/96                13,849     22,328      (8,479)       (8,479)       (1.28)     1.500   1.125
                      --------   --------   ---------     ---------    ---------
           TOTAL:     $ 60,574   $ 82,365   $ (21,791)    $ (21,791)   $   (3.28)
                      ========   ========   =========     =========    =========

1995
Quarter Ended:
03/31/95              $ 17,479   $ 20,702   $  (3,223)    $  (2,206)   $    (.37)    $4.750  $3.375
06/30/95                20,525     24,530      (4,005)       (4,005)        (.60)     5.000   3.875
09/30/95                19,103     25,691      (6,588)       (8,208)       (1.24)     4.250   2.750
12/31/95                15,418     28,618     (13,200)      (15,563)       (2.42)     3.000   1.375
                      --------   --------   ---------     ---------    ---------
           TOTAL:     $ 72,525   $ 99,541   $ (27,016)    $ (29,982)   $   (4.63)
                      ========   ========   =========     =========    =========

Transition Period
Quarter Ended:
  09/30/94            $ 19,367   $ 21,301   $  (1,934)    $  (1,949)   $    (.43)    $6.000  $5.000
  12/31/94              12,827     17,225      (4,398)       (2,215)        (.48)     5.500   3.625
                      --------   --------   ---------     ---------    ---------
           TOTAL:     $ 32,194   $ 38,526   $  (6,332)    $  (4,164)   $    (.91)
                      ========   ========   =========     =========    =========

Fiscal year 1994
Quarter Ended:
  09/24/93            $ 26,355   $ 22,557   $   3,798     $   2,859    $     .61     $9.750  $5.375
  12/31/93              23,441     25,469      (2,028)       (1,643)        (.38)     9.750   7.125
  03/25/94              14,593     17,707      (3,114)       (2,088)        (.46)     7.875   5.750
  06/24/94              12,928     29,015     (16,087)      (15,629)       (3.46)     6.875   5.000
                      --------   --------   ---------     ---------    ---------
           TOTAL:     $ 77,317   $ 94,748   $ (17,431)    $ (16,501)   $   (3.69)
                      ========   ========   =========     =========    =========

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands of dollars except per share data)


                                                                 FISCAL YEAR ENDED LAST FRIDAY IN JUNE
                                                                --------------------------------------
                                YEAR ENDED  YEAR ENDED  TRANSITION
                                 12/31/96    12/31/95     PERIOD       1994        1993        1992
                                ----------  ----------  ----------  ----------  ----------  ----------

INCOME STATEMENT DATA
Revenues (1)                       $60,574     $72,525     $32,194     $77,317     $87,309     $84,378
Expenses (1)                        82,365      99,541      38,526      94,748      86,761      81,175
                                ----------  ----------  ----------  ----------  ----------  ----------
Income(loss) before
 income taxes                      (21,791)    (27,016)     (6,332)    (17,431)        548       3,203
Net income (loss)                  (21,791)    (29,982)     (4,164)    (16,501)        256       1,989
Net income (loss)
 per common share                    (3.28)      (4.63)      (0.91)      (3.69)       0.06        0.46
Cash dividends per share               -0-         -0-         -0-         -0-         -0-         -0-
BALANCE SHEET DATA
Total assets (1)                   $43,783    $119,333    $454,331    $300,664    $310,198    $321,890
Total liabilities (1)               51,631     117,890     424,032     263,325     271,288     282,772
Liabilities
 subordinated to the claims of
 general creditors                  23,500         -0-       3,874       6,750       8,000       8,500
Total stockholders'
 equity                             (7,848)      1,443      26,425      30,589      30,910      30,618
Book value
 per common share (2)                (1.18)        .22        5.77        6.68        7.07        7.01
Book value
 per common share assuming
 conversion at 12/31/94 (2)            ---         ---        3.98         ---         ---         ---



(1) See Item 7, Management's discussion and analysis of financial condition and results of operations - certain accounting matters.

(2) Effective June 24, 1994, the Company issued to Abaco for an aggregate price of $15 million, 150 shares of Series A non-voting preferred stock convertible into the Company's common stock, with the amount received allocated to the book value per then outstanding common share during 1994 and during the Transition Period. On January 31, 1995, the shares of Series A preferred stock held by Abaco were converted into a total of 2,068,965 shares of common stock. In December 1995, the Company issued to Abaco for an aggregate price of $5 million, 50 shares of Series B non-voting preferred stock convertible into common stock upon the commencement of a rights offering to all stockholders. In the conversion, the $5 million would be divided by the book value per common share as of the end of the previous month to determine the number of common shares to be issued to Abaco. In March and April 1996 Abaco provided $5 million and $4.5 million, respectively, to the Company in exchange for 50 shares of Series C non-voting preferred stock and 45 shares of Series D non-voting preferred stock, respectively, at a price per share of $100,000. The terms of such shares are substantially identical to those of the Series B non-voting preferred stock. In addition, the Company's balance sheet at September 30, 1996 reflected the issuance of 30 shares of Series E non-voting preferred stock, which also were sold to Abaco at a price per share of $100,000. The terms of such shares are substantially identical to those of the Series B non-voting preferred stock except that conversion may only be made if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders.

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

     1996 was a profitable year for the securities industry generally. Nonetheless, Rodman experienced a significant loss. The loss was due in part to capital constraints and to costs related to the downsizing of the Company's commodities and institutional fixed income businesses, the continued restructuring of its securities related businesses and the upgrading of its infrastructure. The continuing losses also prompted certain customers and counterparties to reevaluate and in some cases suspend their relationship with Rodman, further impacting earnings.

OUTLOOK

     Until the Company returns to profitability, it will have significant difficulty obtaining credit, hiring and retaining talented employees and in some areas attracting and retaining customers. The Company has already incurred significant costs attributable to the Company's restructuring and is continuing to implement measures to reduce the Company's costs further. In addition, Parent has provided the Company with a letter agreeing to support it through March 31, 1999. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of long-term debt to equity, if required, to continue to sustain Rodman's operations in the ordinary course. In February 1997, an additional $2,500,000 was borrowed by the Company from Confia, S.A. (See "Liquidity and Capital Resources," below, and Notes 7 and 16 to the Consolidated Financial Statements.) The Company experienced a loss in the first quarter of 1997 and expects to report a loss for 1997. The Company is seeking, however, to achieve profitability in terms of income before interest and taxes by the fourth quarter of 1997 as a result of the restructuring, the cost reductions and the support from Abaco. Actual results for the year 1997 will depend upon a number of factors, including financial market conditions generally and the market for new securities issuances in particular, Rodman's ability to reinstate relationships with institutional customers and counterparties, and its ability to attract and retain qualified personnel.

RESULTS OF OPERATIONS

     The results of operations should be read in conjunction with the Company's consolidated statements of operations and related notes. Following completion of the fiscal year ended June 24, 1994, the Company changed its fiscal year end from the last Friday in June to a calendar year end. The following table summarizes the changes in the major categories of revenues and expenses (including the nonrecurring expenses and restructuring charge) for the years ended December 31, 1996 and December 31, 1995, the Transition Period and the fiscal year ended June 24, 1994 (dollar amounts in thousands):



                                                               INCREASE (DECREASE)
                1/1/96 - 12/31/96     1/1/95 - 12/31/95
                       VS.                  VS.               TRANSITION PERIOD VS.      FISCAL YEARS
                1/1/95 - 12/31/95     1/1/94 - 12/31/94       06/26/93 - 12/31/93       1994 VS. 1993
               ------------------     -----------------       --------------------     -----------------

REVENUES
Commissions     $ (4,983)  (20%)       $  (404)    (2%)         $(3,8275)    (25%)       $(9,560)    (25%)
Principal          2,557    10%         11,525     76%           (12,211)    (63%)        (4,903)    (15%)
Interest          (8,104)  (80%)        (2,117)   (17%)            3,042      63%         (1,345)    (13%)
Fee income          (385)  ( 5%)         2,577     47%            (2,109)    (35%)         4,453     142%
Other             (1,036)  (37%)           771     38%            (1,990)    (56%)         1,363      51%
                 -------  ------       -------   -----          ---------    -----       --------   ------
  TOTAL:        $(11,951)  (16%)       $12,352     21%          $(17,143)    (35%)       $(9,992)    (11%)
                ========= ======       =======   =====          =========    =====       ========   ======

EXPENSES
Employee compen-
sation & benefits   $(10,180) (18%)   $14,467        33%     $(6,650)        (23%)     $  (34)       0%
Commissions, floor
brokerage & clearing     471   12%     (1,416)      (26%)     (1,720)        (42%)     (1,580)     (18%)
Interest              (5,647) (55%)     1,562        18%       2,942          98%      (1,421)      20%)
Communication         (3,234) (36%)     2,677        43%         125           4%        (740)     (11%)
Occupancy and
 equipment            (1,230) (15%)     2,345        39%          65           2%        (512)      (8%)
Professional fees     (1,701) (35%)     1,794        59%      (2,197)        (74%)      2,517       93%
Other operating        4,345   80%     (3,780)      (29%)     (1,606)        (53%)      5,942      123%
Restructuring charge     -0-   -0-     (3,815)     (100%)         -0-         -0-       3,815      100%
                    --------- -----   --------     ------    --------       ------     ------      ----
          TOTAL:    $(17,176) (17%)   $13,834        16%     $(9,041)        (19%)     $7,987        9%
                    ========= =====   ========     ======    ========       ======     ======      ====



     Revenues for the year ended December 31, 1996 totaled $60.6 million, a 16% decrease from the twelve month period ended December 31, 1995. Revenues for the year ended December 31, 1995 totaled $72.5 million, a 21% increase from the twelve month period ended December 31, 1994. During the fiscal year ended June 24, 1994, the Company's revenues decreased approximately 11% from the fiscal year ended June 25, 1993 to $77.3 million.

     The Company recorded a net loss of $21.8 million or $3.28 per common share for the year ended December 31, 1996, compared to a net loss of $30.0 million or $4.63 per common share for the year ended December 31, 1995. The Company recorded a net loss of $4.2 million or $.91 per common share for the Transition Period. The Company recorded a net loss for fiscal 1994 of $16.5 million, or $3.69 per common share, compared with fiscal 1993 net income of $0.3 million, or $.06 per common share.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

REVENUES

     Revenues for the year ended December 31, 1996 were $60.6 million as compared to $72.5 million for the prior year, a decrease of 16.4%. The revenue decline reflected decreases in each major revenue category except principal transactions. The net loss for the year was $21.8 million, or $8.2 million better than the previous year, primarily reflecting the impact of management's planned cost reduction program. Correspondingly, net loss per common share of stock was $3.28 for the year ended December 31, 1996 as compared to a loss of $4.63 for the same 1995 period.


     Total commission revenue decreased 20% in 1996, largely reflecting the $5.9 million decrease in commodities revenue stemming from the downsizing of that area. Total principal revenue increased 9.6% in 1996 and significantly exceeded commission revenue. Principal revenue from institutional credits decreased sharply in 1996 while that from retail credits rose slightly. The decrease in institutional credits primarily resulted from a dramatic decline in bond credits, which fell from $12.6 million in 1995 to $15,000 in 1996. Institutional credit revenue from equity and debt underwritings decreased 21.8% while that from over the counter stocks rose 101%. Retail credits rose slightly in 1996. A dramatic 430% increase in retail credits for over the counter stocks to $10.9 million more than offset a 98.3% decrease in retail credits from equity and debt underwritings, which fell from $6.9 million to $113,000. In addition, there were strong results in the trading of corporate fixed income and zero coupon bonds. Revenues in 1996 were $7.5 million compared to a negative $0.4 million in 1995. Such fixed income results are unlikely to continue in 1997, inasmuch as the Company significantly downsized its fixed income effort in late 1996 and certain additional fixed income personnel resigned in early 1997. Total fee income in 1996 decreased slightly, as a 41% decrease in corporate and municipal finance fees to $2.8 million was offset by a 64% increase in advisory service fee revenue to $4.9 million.

     Interest income in 1996 declined significantly from 1995 as the Company reduced its securities inventory positions and converted to a non-clearing broker- dealer and futures commission merchant. Other income in both the 1996 and 1995 periods included the sale of certain exchange seats.



EXPENSES

     Expense levels for the year ended December 31, 1996 were $82.4 million or $17.2 million (or 17%) below the 1995 level. Expense reductions were achieved in almost every expense category reflecting management's cost reduction program. As of December, 1996 the Company had realized a 20% reduction in total employees versus December, 1995. The resultant expense reductions were partly offset by higher compensation levels for key research and investment banking hires.

     Interest expense declined significantly versus 1995 primarily reflecting the decrease in securities inventory positions consistent with the change in business mix.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

REVENUES

     Commission revenue for the year ended December 31, 1995, decreased 2% to $24.9 million compared to the twelve month period ended December 31, 1994. This decrease is comprised of a significant decrease of commodities commission revenues (estimated to be approximately $18.0 million on an annualized basis) resulting from the decision to divest a majority of the Company's commodities business, offset by a significant increase in securities commission revenues. The increase in securities commission revenues results from the hiring of more productive retail securities representatives and the addition of the institutional equity department.

     Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale to customers, increased 76% to $26.6 million as compared to $15.1 million during the twelve month period ended December 31, 1994. This increase is primarily due to market conditions.

     Interest income decreased 17% to $10.1 million for the year ended December 31, 1995. This is due in part to the decline in commodities business and the corresponding decrease in commodities customers' cash balances. In addition, due to decreases in regulatory capital and working capital during the year, the Company significantly reduced its securities inventory positions in 1995, as compared to 1994.

     Fee income was also positively impacted by the hiring of the majority of the investment banking personnel from Mabon Securities Corp. The Company's fee income rose 47% to $8.1 million for the year ended December 31, 1995.

     Other revenue increased to $2.8 million for the year ended December 31, 1995, primarily due to a $1.2 million gain on the sale of commodities exchange memberships.

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

     Interest expense increased 18% to $10.2 million for the year ended December 31, 1995 from $8.7 million for the comparable period one year ago. This increase is due primarily to the increase in short term borrowings from Confia, S.A. at the dollar interest rates prevailing in Mexico, as compared to the lower U.S. bank rates.

     For the year ended December 31, 1995, occupancy and equipment expense increased 39% to $8.4 million, reflecting the absorption of the Mabon Securities Corp. personnel in Boston, San Francisco and New York and the relocation of Rodman's New York and Chicago offices.

     Professional fees increased 59% for the year ended December 31, 1995 to $4.8 million. The Company incurred several nonrecurring professional expenses during 1995 as part of the restructuring of its business and upgrading of its infrastructure. The expenses included consulting fees, legal fees and employment agency fees.

     Other expenses decreased 58% to $5.4 million for the year ended December 31, 1995. The previous twelve month period included certain significant non-recurring expenses and losses as discussed below.

TAX ISSUE

     The Company recorded a provision for income taxes as it increased the valuation allowance due to the uncertainty of realizing the benefit of recorded deferred tax assets. See Note 13 to the Consolidated Financial Statements.

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

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1993

REVENUES

     During the Transition Period, commission revenues decreased 25% from the comparable six month period in 1993 to $11.9 million, a function of the changes in the number of revenue producing personnel and the lag in revenue production for those employees who commenced employment during the Transition Period.

     Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale to customers, decreased 63% from the comparable six month period in 1993 to $7.0 million, primarily due to market conditions. The Company aggressively hired experienced traders and salespersons in the institutional fixed income department during the Transition Period.

     During the Transition Period, interest income increased 63% from the comparable six month period in 1993 to $7.9 million. The increase was due to higher interest rates earned on increased balances of securities inventories and increased commodities customers cash deposits. In addition, average securities customers margin receivables began to increase in the Transition Period and the Company increased its efforts in the stock loan and securities finders business.

     Fee income decreased 35% from the comparable six month period in 1993 to $3.9 million. The timing of revenue recognition on investment banking transactions is a function of when the transactions are completed. The Company completed 3 and 11 investment banking transactions during the six month periods ended December 31, 1994 and 1993, respectively.

     Other revenue decreased 56% from the comparable six month period in 1993 to $1.5 million. The Company realized a $0.7 million gain on the sale of a Chicago Board of Trade exchange membership during the Transition Period. The Company realized nonrecurring gains of $2.6 million from the sale of businesses in the comparable six month period ended December 31, 1993.

EXPENSES

     During the Transition Period, employee compensation and benefits expense decreased 23% from the comparable six month period in 1993 to $21.9 million. This decrease is the net effect of reduced variable compensation related to the decrease in commission revenues and an increase in fixed compensation expense resulting from the employment of new management and producers with temporarily enhanced commission payouts.

     Commissions, floor brokerage, and clearing expenses decreased 42% from the comparable six month period in 1993 to $2.3 million, commensurate with the decrease in commission revenues.

     Interest expense increased 98% from the comparable six month period in 1993 to $5.9 million due to higher interest rates on increased securities inventory balances and the effect of increased short-term borrowings from Abaco.

     Professional fees decreased 74% from the comparable six month period in 1993 to $0.8 million. The Company paid approximately $1.6 million in nonrecurring professional fees related to the ownership change transaction during the period ended December 31, 1993, as discussed below. Other operating expenses decreased 53% from the comparable six month period in 1993 to $1.4 million, primarily related to a significant decrease in errors, bad debt and legal settlements.

     The Company recorded an income tax benefit of $2.2 million for the Transition Period as management believed that this benefit will be realized in connection with the Company's intended tax strategies and projected future income.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

REVENUES

     Commission revenue decreased 25% in fiscal 1994 to $29.2 million, largely a function of the reduced volume in the securities and futures markets and losses of revenue producing personnel.

     Revenues from principal transactions, which include realized and unrealized gains and losses on securities held for resale, decreased 15% to $27.3 million in fiscal 1994 primarily due to losses incurred as a result of volatility in the debt markets.

     Interest income decreased 13% in fiscal 1994 to $9.2 million due to a decrease in average customer margin receivables and a reduction of firm inventory carried for sale to customers.

     Fee income increased 142% in fiscal 1994 to $7.6 million. The timing of revenue recognition on investment banking transactions is a function of when the transactions are completed. The Company completed 18 investment banking transactions during fiscal 1994, as compared to seven during fiscal 1993.

     The Company realized nonrecurring net gains of $2.6 million in fiscal 1994 from the sales of its London futures and option operations and its Chicago Stock Exchange specialist operation. The London futures and options branch was sold because of recurring losses.

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


Ownership change transaction                      $ 6,401,000
Restructuring charge                                3,815,000
Litigation and settlements                          3,427,000
Employee related                                    1,178,000
Other                                               3,545,000
                                                   ----------
Total nonrecurring expenses
and restructuring charge                          $18,366,000
                                                  ===========




The components of the $6.4 million incurred in the ownership change transaction are as follows:
Employee option tender                            $ 2,026,000
Professional fees                                   1,604,000
Employee costs (hiring and severance)               2,231,000
Other                                                 540,000
                                                 ------------
                                                  $ 6,401,000
                                                 ============

     The Company recorded a restructuring charge totaling approximately $3.8 million related to office relocations in Chicago and New York during 1995. This figure includes the costs of abandoning certain leasehold improvements (a net noncash charge of approximately $0.5 million) and certain lease obligations for space which management believes it will be unable to sublet after the moves. Any sublease revenues realized in the future will be recorded as a reduction of occupancy costs.

     Rodman incurred expenses totaling $3.4 million related to certain legal settlements during the year ended June 24, 1994. This amount does not include the costs of normal recurring litigation inherent in day-to-day operations.

     Rodman incurred certain employee related expenses totaling $1.2 million during fiscal 1994 in connection with the severance of certain employees, employment fees and other costs associated with the new hirings.

     Other nonrecurring expenses totaling $3.5 million include expenses and allowances incurred in connection with the termination of Rodman's high-yield fixed income securities business and liquidation of the related portfolio. Rodman terminated its high-yield fixed income business because it determined that the earnings to be derived from such business were insufficient to justify the costs and risks involved in conducting the business. In connection with the termination of the business, Rodman made the decision to repurchase certain high-yield bonds held in the accounts of certain of its customers or to reprice high-yield bonds that such customers continued to hold by refunding to them part of their initial purchase price. The expenses incurred in connection with the termination of the business included $1.1 million attributable to these repurchase and repricing transactions. The remainder of the $3.5 million includes professional and consulting fees and write-offs of certain deferred expenses and receivables.

     Substantially all of the nonrecurring expenses discussed above were paid during fiscal 1994. A restructuring charge liability of $0.8 million was paid in 1996.

     Total Expenses. Total expenses increased $8.0 million to $94.7 million in fiscal 1994, following an increase of $5.6 million in fiscal 1993. The following discussion focuses on the changes in expenses by financial statement line item after excluding the nonrecurring expenses discussed above. The nonrecurring expenses were summarized above by transaction type, not by financial statement line item.

     Employee compensation and benefit expense, excluding nonrecurring expenses totaling $5.4 million as discussed above, totaled $44.7 million, a decrease of $5.4 million, or 11%, from 1993 amounts. This decrease is the net effect of reduced variable compensation related to the decrease in commission revenues and an increase in fixed compensation expense resulting from the employment of new management and producers.

     Commissions, floor brokerage, and clearing expenses decreased 18% to $7.1 million in fiscal 1994, commensurate with the decrease in commission revenues.

     Interest expense decreased 20% to $5.7 million in fiscal 1994 from $7.1 million in 1993. This is a result of lower interest rates in the first half of fiscal 1994 when customer balances were relatively unchanged from the prior year and decreased customer balances during the second half of the year.

     Communication expense decreased 11% to $6.0 million from $6.8 million due to the reduction in customer and market trading activity, the sale of the London futures and option operations and negotiated reductions with certain communication vendors.

     Occupancy and equipment expense decreased 8% to $5.9 million in fiscal 1994, primarily due to the sale of the London futures and option operations in August 1993.

     Professional fees, excluding the certain nonrecurring expenses of $3.4 million, as discussed above, decreased 32% to $1.8 million in fiscal 1994 due to a reduction in consulting projects.

     Other operating expenses, excluding certain nonrecurring expenses of $5.8 million, as discussed above, increased 3% to $5.0 million in fiscal 1994.

     The Company recorded a net tax benefit of $0.9 million for fiscal 1994. An additional benefit of $4.5 million, was offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This valuation allowance has been recognized due to the uncertainty of realizing the tax benefit of loss carry forwards and temporary differences totaling $2.5 million and $2.6 million, respectively, at June 24, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specified amounts of net capital to meet its customer obligations. In February 1996, Rodman's net capital requirement was reduced as a result of its shift from clearing to non-clearing status. See Note 10 to the Consolidated Financial Statements. At December 31, 1996, Rodman's net capital was $2.5 million, which was $2.2 million in excess of the minimum required net capital. At December 31, 1995, Rodman's net capital was $15.4 million, which was $14.3 million in excess of the minimum required net capital. At December 31, 1994, Rodman's net capital was $16.6 million, which was $11.0 million in excess of the minimum required net capital.

     The Company's assets are substantially comprised of cash and cash equivalents and securities inventory, both of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables, and other payables. Additionally, Rodman maintains lines of credit with large financial institutions which include letters of credit and reverse repurchase agreements. All of these lines of credit require collateral to be pledged, and none of the borrowings can exceed the value of the collateral. Certain Rodman lines of credit with financial institutions other than Confia, S.A. have been terminated or significantly reduced because of the Company's continuing losses.

     On June 22, 1994, the Company borrowed $10.0 million from Confia, S.A. During 1995, the Company obtained additional loans from Confia, S.A. in an aggregate amount of $16.5 million. The Company required the additional loans in order to continue to conduct its business because its losses were eroding its net capital. On December 4, 1995, the Company paid all interest due on the loans and consolidated the principal amounts, totaling $26.5 million, into a note due June 3, 1996 and bearing interest at an annual rate of 12%. The loan was renewed on June 3, 1996 for a six month term ending December 3, 1996 at an annual interest rate of 12% and was further renewed in December 1996 to June 3, 1997 for $23.5 million at an annual interest rate of 12%. Based upon the letter of support that the Company received from Parent, management believes that it is the intention of Confia, S.A. to renew the loan when it becomes due or to convert all or a portion of the loan to equity pursuant to the Note Conversion Agreement discussed below, subject to receipt of requisite approvals from Mexican government authorities. A renewal may be on different terms than the original loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

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

     In addition, in December 1995, the Company issued to Abaco 50 shares of non-voting preferred stock at a price per share of $0.1 million, which shares are convertible into Company common stock. In a conversion, the $5.0 million preferred stock purchase price would be divided by the book value per share of common stock as of the end of the most recent month to determine the number of shares of common stock to be issued (provided, however, that if such book value per share were equal to or less than $.09, which is the par value per share of the common stock, the denominator would be $.09). The preferred stock is convertible only in connection with a rights offering to all stockholders at the same effective per share price for a number of shares proportional to the number to be issued upon conversion at a price per share equal to such book value per share or par value, as the case may be. Accordingly, in the event of such a rights offering, each stockholder would have the opportunity to purchase a sufficient number of shares at the offering price to maintain his or her percentage ownership of the Company.

     On February 9, 1996, the Company also received a letter from Parent whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. In February 1997 the Company received a new support letter from Abaco covering the period up to and including March 31, 1999. Such letter states that it is the intention of Parent and Abaco to continue to unconditionally support the company and Rodman for losses incurred in the ordinary course of business during such period and that such support may include, with prior receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short term debt to long term debt or conversion of short or long term debt to equity.

     Parent agreed to provide the Company with a total of $9.5 million in equity capital in March and April, 1996. On March 29, 1996, it provided $5.0 million of that total through the purchase by Abaco of 50 additional shares of non-voting preferred stock at a price per share of $0.1 million. The terms of such shares are identical to those of the preferred stock issued in December 1995, as discussed above. On April 30, 1996, Abaco provided the remaining $4.5 million through the purchase of 45 additional shares of non-voting preferred stock at a price per share of $0.1 million. The terms of such shares are substantially identical to those of the preferred stock issued in December 1995, as discussed above.

     The Company's balance sheet as of September 30, 1996 reflected the issuance to Abaco of an additional 30 shares of non-voting preferred stock at a price per share of $0.1 million for a total of $3 million pursuant to an understanding with Abaco reached during the third quarter. The terms of such shares are substantially
                                      17
identical to those of the Series B non-voting preferred stock except that conversion may only be made if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders. The cash consideration was received for such shares from Abaco on November 14, 1996. At December 31, 1996, the book value per share of the Company's common stock was negative, meaning that any conversion of the Company's preferred stock held by Abaco would be at the $.09 per share par value. Full conversion of the Company's preferred stock held by Abaco at such price, assuming only Abaco's exercise of its conversion rights, would entail the issuance of approximately 198 million shares of common stock. In the event that the Company's outstanding indebtedness to Confia of $23.5 million also were converted at such price, such conversion would entail the issuance of an additional 260 million shares of common stock.

     During the fourth quarter of 1995, the Company finalized an equipment leasing arrangement for approximately $6.0 million in financing in order to minimize the impact of its Chicago and New York office relocations on its liquidity. Confia, S.A., issued a standby letter of credit for the account of the Company in the amount of $6.0 million as additional security for the financing. If the letter of credit were drawn down, the resulting $6.0 million of indebtedness that the Company would owe Confia, S.A. would carry the same conversion rights as the Company's current indebtedness to Confia, S.A. described above.

     As of February 28, 1997 the Company had subordinated loans outstanding to Rodman, its broker dealer subsidiary, in an aggregate amount of $21.0 million. The loans are funded by the Company's borrowing from Confia, S.A. discussed above. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that the borrowing between the Company and Confia, S.A. were not renewed or converted, Rodman would be required to curtail its business activities substantially, then would seek regulatory approval to repay its subordinated debt to the Company. See Notes 7 and 10 to the Consolidated Financial Statements. Rodman obtained regulatory approval to repay and repaid a $2.5 million subordinated note from an unrelated party on October 2, 1995 with proceeds from a subordinated loan from the Company which was funded by the borrowings from Confia, S.A.

     The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed for a period in excess of 90 days, 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity (the "debt/equity ratio"). At December 31, 1995, Rodman's debt/equity ratio was 78.2%. In January 1996, the Company and Rodman converted $5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform Net Capital Rule, thereby reducing the debt/equity ratio to 60%. At December 31, 1996, Rodman's debt/equity ratio was 75%. In mid-February 1997, Rodman repaid $5 million of its revolving subordinated indebtedness to the Company and the Company correspondingly made a $5 million contribution to Rodman's capital. Also in February 1997, Rodman received an additional capital contribution of $0.3 million from the Company and borrowed an additional $2.5 million under the revolving subordinated credit facility with the Company. At the end of February 1997 Rodman's net capital was $1.8 million and its debt-equity ratio was 58%.

     The Company does not anticipate any material capital expenditures during 1997. Future capital expenditures, if any, are expected to be funded by cash generated from operations and other traditional means of financing.

CASH FLOWS

     Operating Activities. Operating activities generated $17.9 million in net cash in 1996, primarily as a result of receivable collections. Due to a reclassification from operating activities to investing activities, restated operating activities used $27.8 million in net cash in 1995. In the Transition Period, the Company used $0.2 million in net cash. In fiscal 1994, the Company generated net cash of $3.2 million.

     Investing Activities. In 1996, the Company used $3.4 million in net cash from investing activities, primarily as a result of an increase in securities purchased under agreements to resell. Due to a reclassification from operating activities, in 1995, the Company generated $35.9 million in net cash in investing activities, primarily as a result of a decrease in securities purchased under agreements to resell. In the Transition Period, the Company used $21.6 million in net cash from investing activities primarily as a result of an increase in securities purchased under agreements to resell. In fiscal 1994, the Company used $9.7 million in net cash from investing activities, primarily as a result of an increase in securities purchased under agreements to resell.

     Financing Activities. In 1996, the Company used $21.2 million in net cash from financing activities, which represents a reduction in short term borrowings from banks. In 1995, the Company used $6.0 million in net cash in financing activities, which represents the net effect of the reduction in short term borrowings from banks and the increase in short term borrowings from Confia, S.A. In the Transition Period, the Company generated $28.2 million in net cash from financing activities, which represents the net effect of an increase in short-term borrowings from banks of $31.1 million to finance increased securities inventories and the payment of $2.9 million in subordinated borrowings. In fiscal 1994, the Company generated $6.0 million in net cash from financing activities, which represents debt and equity financing from Abaco and Confia, S.A., net of reductions in short-term bank and subordinated borrowings.


INFLATION

     The Company's assets primarily consist of cash, securities inventory and receivables. These assets are generally liquid, turn over rapidly and, consequently, are not in general significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, occupancy and equipment, which may not be readily recoverable in the price of its services.

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

     In October, 1994, the FASB issued SFAS No. 119, "Disclosure about Definitive Financial Instruments and Fair Value of Financial Instruments." Rodman adopted this standard during the Transition Period. See Note 14 to the Consolidated Financial Statements.

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


Peter Boneparth             Age 37; Director since 1995; Executive Vice
                            President and Senior Managing Director of Investment
                            Banking for Rodman since March 28, 1995; Managing
                            Director of Investment Banking for Mabon Securities
                            Corp., a financial services firm, from 1989 to March
                            28, 1995. Mr. Boneparth also serves as a director of Marissa Christina, Inc.

William C. Dennis, Jr.*     Age 53; Director since June 20, 1996, Executive
                            Vice President and Chief Financial Officer of the
                            Company since May 9, 1996; Managing Director of
                            Market Imaging Systems, Inc. from 1989 to 1996;
                            Chief Financial Officer of the Capital Markets
                            Sector of Merrill Lynch & Co., a financial services firm, prior to 1989.

Francis L. Kirby            Age 52; Director since 1994; Senior Managing
                            Director of Retail Financial Services for Rodman since November 1995; Executive Vice President of the
                            Company since June 24, 1994; Senior Vice President of Oppenheimer & Co., Inc., a financial services firm, from May 1993 to June 1994; Director and
                            Executive Vice President of the Company from 1981 to
                            1993.

Joseph P. Shanahan          Age 49; Director since 1993; President and Chief
                            Executive Officer of the Company and Rodman since
                            December 3, 1996; Executive Vice President and Chief
                            Operating Officer of Rodman from February 8, 1996 to
                            December 3, 1996; Director of Operations and
                            Administration for Rodman from January 2, 1996 to
                            February 8, 1996; President of Abaco International
                            Corp., a wholly-owned subsidiary of Abaco, from 1992
                            to 1996; Vice President of Rodman from January 1994 to April 1994; consultant to Excalibur Management,
                            Ltd. from 1990 to 1992.

Alexander C. Anderson       Age 49; Director since 1994; Research Director of
                            Abaco since 1989.

Ernesto Arechavala          Age 32; Director since 1995; Director of
                            Administration and Finance for Abaco since 1993;
                            Director of Operations for Abaco from 1991 to 1993.

Eduardo Camarena Legaspi    Age 46; Director since 1993; Director of
                            International Affairs for Parent since 1987; Chief
                            Executive Officer of Abaco from 1991 to 1995;
                            Director of Abaco from 1985 to 1995; Director of
                            Parent since 1992 and Director of Confia, S.A. since
                            1991.

* Mr. Dennis has submitted his resignation from all his positions with the Company effective as of April 30, 1997.

Jorge Antonio Garcia Garza   Age 35; Director since 1993; General Counsel,
                             Secretary of the Board of Directors of Parent since
                             1992; General Counsel of Abaco since 1985 and
                             Secretary of Abaco's Board of Directors since 1986;
                             General Counsel of Confia, S.A. since 1992,
                             Secretary of the Board of Directors of Confia, S.A.
                             since 1993 and Director of Confia, S.A. since 1991.

Jorge Lankenau Rocha         Age 52; Chairman of the Board of the Company and
                             Director since 1993; Chairman of the Board of Parent since 1992 and of Abaco since 1985; Chief
                             Executive Officer of Abaco from 1985 to 1991;
                             Chairman of the Board and Chief Executive Officer of Confia, S.A since 1991.

Thomas E. Meade**            Age 56; Director since 1994; Founder and President
                             of Private Capital Management, Inc., an investment management and consulting firm, since 1993;
                             President of Fidelity Brokerage, a securities brokerage firm, from 1992 to 1993; President of Kemper Securities/Boettcher, a securities brokerage firm, from 1988 to 1992.

Rodrigo Padilla              Age 49; Director since 1995; Director of Parent
                             since April 1992; Director of Abaco since April
                             1992; Director of Confia, S.A., since April 1992.

Richard Pigott***            Age 56; Director since 1994; corporate merger and
                             acquisition advisor and private investor since
                             1988. Mr. Pigott also serves as a Director of Ameriwood Industries International Corporation.

Federico Richardson Lamas    Age 35; Director since 1995; National Sales Manager
                             of Abaco since 1995; investment advisor with Abaco since 1986; Director of Confia, S.A. since 1995.

David S. Ruder               Age 67; Director since 1993; Professor of Law,
                             Northwestern University School of Law since 1961;
                             partner with Baker & McKenzie, an international law firm, from 1990 to 1994 and Senior Counsel since
                             1994; Chairman of the Securities and Exchange
                             Commission from 1987 to 1989. Member of the Board of Governors of the National Association of Securities Dealers, Inc., from 1990 to 1993. Mr.
                             Ruder also serves as a Director of Quixote
                             Corporation.

** Mr. Meade has submitted his resignation as a Director and from all other positions with the Company effective as of April 15, 1997.

*** Mr. Pigott has submitted his resignation as a Director and from all other positions with the Company effective as of April 15, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file initial stock ownership reports and reports of changes in ownership with the SEC and the NYSE. The Company must also be furnished with a copy of these reports. Based on Company records, no reporting persons failed to file such required reports on a timely basis, except that Francis L. Kirby, a director and executive officer of the Company, filed one late report during 1995 with respect to one transaction. Rodrigo Padilla and Ernesto Arechavala, directors of the Company, each filed one late Form 3 Initial Statement of Beneficial Ownership of Securities. Edwin J. McGuinn, Jr., a former director and executive officer of the Company, filed one late report during 1996 with respect to one transaction in 1995. William C. Dennis, Jr. filed a late Form 3 Statement of Beneficial Ownership of Securities in 1996.




ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for the year ended December 31, 1996, December 31, 1995, the Transition Period and the fiscal year ended June 24, 1994 for the following persons (the "named executive officers"):

(i) the Company's chief executive officer, and (ii) the other four executive officers at December 31, 1996 with the highest total salary and bonus for 1996.


                           SUMMARY COMPENSATION TABLE





                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                               SECURITIES   ALL OTHER
                                                               OTHER ANNUAL    UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION    PERIOD    SALARY($)  BONUS($)  COMPENSATION($)  OPTIONS(#)     ($)(1)
---------------------------  ----------  ---------  --------  ---------------  ----------  ------------

Charles W. Daggs III(2)        1996        287,500   600,000              -0-         -0-           -0-
President and Chief            1995        300,000   600,000              -0-         -0-           924
Executive Officer           Transition     150,000       -0-              -0-         -0-           -0-
                              Period
                              1994          68,269   500,000              -0-     100,000        10,000


William C. Dennis, Jr.(3)
Chief Financial Officer
Executive Vice President      1996          98,000   100,000              -0-     100,000           -0-

Joseph P. Shanahan(4)
President and Chief
Executive Officer             1996         250,000       -0-              -0-         -0-           -0-

Peter Boneparth(5)            1996         200,000   650,000              -0-         -0-           -0-
Executive Vice President      1995         153,846   650,000              -0-      20,000           -0-

F.L. Kirby(6)                 1996         456,169    77,600              -0-         -0-           -0-
Executive Vice President      1995         352,989       -0-              -0-         -0-           -0-

Gilbert R. Ott, Jr.(7)        1996          87,500       -0-              -0-         -0-           -0-
Executive Vice President
General Counsel

(1) Amounts included under "All Other Compensation" consist of (i) Company matching funds under the Company's Retirement and Savings Plan and (ii) in the case of Mr. Daggs, $10,000 in relocation expenses in fiscal 1994.

(2) Mr. Daggs joined the Company as President and Chief Executive Officer on April 11, 1994. The figures in the Bonus column reflect amounts paid pursuant to the terms of his employment agreement, discussed below. Mr. Daggs left the Company on December 3, 1996.

(3) Mr. Dennis entered into an employment agreement with the Company in May 1996 and became its Chief Financial Officer on May 9, 1996. The amount in the bonus column reflects an annualized amount due for 1996. For a discussion of his employment agreement, see below.

(4) Mr. Shanahan became the Company's President and Chief Executive Officer on December 3, 1996. Prior to that date he had been the Company's Chief Operating Officer. Mr. Shanahan does not have an employment agreement with the Company. He receives a salary at the annual rate of $250,000. Prior to 1996, Mr. Shanahan was President of Abaco International Corp., a wholly owned subsidiary of ABACO.

(5) Mr. Boneparth became an executive officer of the Company on March 28, 1995. The figure in the Bonus columns reflect a bonus for 1995 paid in 1996 and a bonus for 1996 paid in 1997 pursuant to the terms of his employment agreement, discussed below.

(6) Mr. Kirby received a salary of $456,169 in 1996 which was comprised of $93,749 base salary and $362,420 in commissions. He also received a bonus for 1996 of $77,600. He does not have an employment agreement with the Company, however, has an understanding with respect to his bonus, which is based on results of the retail division.

(7) Mr. Ott entered into an employment agreement with the Company in July 1996. He receives a salary at the annual rate of $175,000. For a discussion of his employment agreement see below.


     The following table presents information as to stock option awards to each of the named executive officers during 1996. No stock appreciation rights were granted.


                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS


                                                                                     POTENTIAL REALIZED
                                                                                      VALUE AT ASSUMED
                               NUMBER OF                                           ANNUAL RATES OF STOCK
                               SECURITIES    % OF TOTAL                            PRICE APPRECIATION FOR
                               UNDERLYING  OPTIONS GRANTED  EXERCISE                   OPTION TERM(1)
                                OPTIONS    TO EMPLOYEES IN   PRICE    EXPIRATION   ------------------------
NAME                           GRANTED(#)    FISCAL YEAR     ($/SH)      DATE        5%($)       10%($)
----                          ----------  ---------------  --------  ----------  -----------  -----------

Charles W. Daggs, III(3)                -                -         -           -            -            -
Peter Boneparth                         -                -         -           -            -            -
F.L. Kirby                              -                -         -           -            -            -
Joseph P. Shanahan                      -                -         -           -            -            -
Gilbert R. Ott, Jr.                     -                -         -           -            -            -
William C. Dennis, Jr.         100,000(2)            81.63      2.00     5/16/06      126,000      319,000



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

The following table provides information as to the number and value of the options held by each named executive officer at December 31, 1996. The Company has not granted stock appreciation rights.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                         YEAR AND FY-END OPTION VALUES


                                                     NUMBER OF
                                                    SECURITIES       VALUE OF
                                                    UNDERLYING    UNEXERCISED IN-
                                                    UNEXERCISED      THE-MONEY
                                                    OPTIONS AT      OPTIONS AT
                           SHARES                    FY-END(#)     FY-END($)(1)
                         ACQUIRED ON     VALUE     EXERCISABLE/    EXERCISABLE/
NAME                     EXERCISE(#)  REALIZED($)  UNEXERCISABLE   UNEXERCISABLE
----                     -----------  -----------  -------------  ---------------
Charles W. Daggs III(2)        -            -         -/100,000            -/-
Peter Boneparth                -            -          -/20,000            -/-
F.L. Kirby                     -            -          -/27,000              -
Joseph R. Shanahan             -            -                 -              -
Gilbert R. Ott, Jr.            -            -                 -              -
William C. Dennis, Jr.         -            -         -/100,000            -/-


(1) All options listed in the table were out of the money at December 31, 1996, based on a closing stock price of $1.125 per share on such date.

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

provided that such directors receive a minimum remuneration of $25,000 per fiscal year. Such directors also receive an automatic grant of 7,500 stock options on July 1 of each year with an exercise price equal to the market price of the Company's common stock on the date of grant. The options fully vest after a period of one year and terminate when the grantee ceases to be a director. Directors who are otherwise employed by Parent, Abaco, the Company or a subsidiary of the Company are not entitled to any additional compensation for serving as directors.

EMPLOYMENT AGREEMENTS

     Charles W. Daggs, III, former President and Chief Executive Officer of the Company, began his employment on April 11, 1994. Under the terms of his agreement, Mr. Daggs was entitled to receive a base salary of $300,000 per year. Also, under the terms of his agreement, Mr. Daggs received or was eligible to receive performance-based compensation for each of the two twelve-month periods commencing July 1, 1994 and July 1, 1995 based on the Company's income before taxes ("IBT") for such periods. (At the time the Company and Mr. Daggs entered into his agreement, these periods coincided with the Company's fiscal years.
The Company has since changed its fiscal year to a calendar year.) The performance goal and the performance-based compensation are calculated as follows:


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


Notwithstanding the foregoing, the performance-based compensation for each of the two twelve-month periods was to be no less than $600,000. Mr. Daggs received the $600,000 minimum for the twelve-month periods commencing July 1, 1994 and July 1, 1995. His performance goal was approved by the Company's stockholders at its annual meeting held on June 1, 1994.

     Pursuant to the terms of his agreement, the Company also granted to Mr. Daggs options to purchase 100,000 shares of Common Stock at a price of $6.50 per share, the fair market value of the Common Stock on his first day of employment. 50% of such options became exercisable on June 30, 1996, and the remaining 50% would have become exercisable on June 30, 1997, if Mr. Daggs had been employed by the Company on such date. Mr. Daggs left the Company on December 3, 1996.

     Mr. Daggs' employment agreement expired on June 30, 1996. He continued to be employed and to receive salary at the annual rate of $300,000 until his resignation on December 3, 1996.

     Rodman entered into a three-year employment agreement with Peter Boneparth effective March 28, 1995, pursuant to which Mr. Boneparth became head of Rodman's investment banking group. Under the terms of the agreement, Mr. Boneparth received a $650,000 bonus paid in February, 1996. Mr. Boneparth receives a guaranteed base salary of $200,000 per year. In addition, for 1996 and 1997 he received and will receive, respectively a guaranteed bonus equal to the greater of (i) $650,000 or (ii) 14% of the total pre-tax profit (as defined in the agreement) (the "Profit Bonus") of Rodman's investment banking group plus 25% of certain revenues generated by him and allocated to the investment banking group. Each bonus to which Mr. Boneparth may be entitled for a partial fiscal year shall be pro rated. In the event that Rodman terminates Mr. Boneparth's employment upon a sale or change in control of Rodman, Rodman must
(i) continue to pay Mr. Boneparth's salary and any minimum guaranteed bonuses to which he otherwise would have been entitled through the earlier of March 15, 1998, or the one-year anniversary of his death, and (ii) pay to Mr. Boneparth any Profit Bonus to which he otherwise would have been entitled in respect of the portion of the fiscal year completed prior to the sale or change of control.

     On May 16, 1996, the Company entered into an employment agreement with William C. Dennis pursuant to which Mr. Dennis assumed the position of Chief Financial Officer of the Company effective May 9,1996. Under the agreement, Mr. Dennis is to receive base salary at the annual rate of $150,000, a $100,000 bonus subject to one year of employment by the Company, a $150,000 interest free loan forgivable over three years subject to continued employment by the Company, and options to purchase 100,000 shares of Common Stock at $2.00 per share. Mr. Dennis received the $100,000 bonus in 1996 as an advance and his salary was raised to $250,000 in late December 1996.

     In June 1996 the Company entered into an employment agreement with Gilbert
R. Ott, Jr. pursuant to which he assumed the position of General Counsel of the Company. Under the agreement he receives a base salary at the annual rate of $175,000 and is entitled to receive a discretionary bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, the sole members of the Company Compensation Committee were Thomas E. Meade and Richard Pigott. Neither is or has been an officer or employee of the Company or any of its subsidiaries.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 1, 1997 concerning the beneficial ownership of the Company's Common Stock by (i) each stockholder owning more than 5% of the outstanding Common Stock, (ii) each director of the Company; (iii) each of the named executive officers (as listed in the Summary Compensation Table in Item 11) and (iv) all current directors and executive officers of the Company as a group.

                                                             AMOUNT AND
                                                              NATURE OF
                                                             BENEFICIAL        PERCENT
IDENTITY OF HOLDER                                          OWNERSHIP (1)    OF CLASS (2)
------------------                                          -------------    ------------

Abaco(3)                                                        4,625,788          69.6%
Montes Rocallosos
505 Sur, Residential San Agustin, 66260
Garza Garcia, N.L. Mexico

The business address for each of the following persons is:

Rodman & Renshaw, Inc.
233 South Wacker Drive, Ste. 4500
Chicago, Illinois 60606

William C. Dennis, Jr.                                                  0            --
Alexander C. Anderson(4)                                                0            --
Ernesto Arechavala(4)                                                   0            --
Peter Boneparth                                                     5,000             *
Eduardo Camarena Legaspi(4)                                             0            --
Jorge Antonio Garcia Garza(4)                                           0            --
Francis L. Kirby                                                    1,000             *
Jorge Lankenau Rocha(4)                                                 0            --
Thomas E. Meade                                                    15,000             *
Gilbert R. Ott,Jr.                                                      0            --
Rodrigo Padilla(4)                                                      0            --
Richard Pigott                                                     15,500             *
Federico Richardson Lamas(4)                                            0            --
David S. Ruder                                                     25,000             *
Joseph P. Shanahan(4)                                                   0             *
All current directors and executive
 officers as a group (15 persons)(4)                               61,500             *



* Less than 1%

(1) Includes 25,700 shares of Common Stock subject to stock options vested under the Company's 1994 Stock Option Plan or Non-Employee Director Stock Option Plan exercisable within 60 days after March 8, 1996, as follows:
     Mr. Meade, 7,500; Mr. Pigott, 7,500; Mr. Ruder, 7,500; Mr. Hague, 800.

(2) Pursuant to the requirements of Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, percentage ownership is calculated as if the shares subject to stock options which are currently exercisable or become exercisable within 60 days held by the persons identified in the above table had been issued to them and were outstanding as of March 31, 1997.

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

     As a matter of policy, the Company does not intend to make any loans to directors or executive officers of the Company other than in margin transactions conducted in the ordinary course of the business or interest free forgivable loans which are compensatory in nature and generally granted as an inducement to accept or continue employment. By their terms, such forgivable loans become repayable only if the employee does not remain in the employment of the Company for a specified period. Certain directors and executive officers of the Company may maintain margin accounts with Rodman pursuant to which Rodman may make loans for the purchase of securities. All margin loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     The following are Consolidated Financial Statements of Rodman & Renshaw Capital Group, Inc. and Subsidiaries:

     Consolidated Statements of Financial Condition - December 31, 1996 and December 31, 1995.

     Consolidated Statements of Operations - Year Ended December 31, 1996, Year Ended December 31, 1995, Transition Period ended December 31, 1994, and Fiscal Year ended June 24, 1994.

     Consolidated Statements of Stockholders' Equity - Year Ended December 31, 1996, Year Ended December 31, 1995, Transition Period ended December 31, 1994, and Fiscal Year ended June 24, 1994.

     Consolidated Statements of Cash Flows - Year Ended December 31, 1996, Year Ended December 31, 1995, Transition Period ended December 31, 1994, and Fiscal Year ended June 24, 1994.

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

           3.2 By-Laws.

     (4)   Instruments Defining the Rights of Security Holders

           4.1 Certificate of Designations of Rights, Privileges and Restrictions of Series B Non-Voting Convertible Preferred Stock.

           4.2 Certificate of Designations of Rights, Privileges and Restrictions of Series C Non-Voting Convertible Preferred Stock.

           4.3 Certificate of Designation of Rights, Privileges and Restrictions of Series D Non-Voting Convertible Preferred Stock.

           4.4 Certificate of Designation of Rights, Privileges and Restrictions of Series E Non-Voting Convertible Preferred Stock.

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

           10.18 Employment Agreement dated as of March 16, 1995 between Rodman & Renshaw, Inc. and Peter Boneparth - Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

           10.19 Employment Agreement dated as of April 1, 1995 between Rodman & Renshaw, Inc. and Edwin J. McGuinn, Jr. - Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.*

           10.20 Master Lease Agreement dated May 31, 1995 between the Company and Facility Capital Corporation and amendment dated October 24, 1995.

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

           10.23 Amendment No. 1, dated November 10, 1995, to Note Conversion Agreement between the Company and Confia, S.A.

           10.24 [Reserved}

     10.25 Stock Purchase Agreement dated April 30, 1996 between the Company and Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero.

     10.26 Promissory Notes from the Company to Confia, S.A. dated June 3,
           1996.

     10.27 Employment Agreement dated May 16, 1996 between the Company and William C. Dennis, Jr., Executive Vice President and Chief Financial Officer.*

     10.28 Employment Agreement dated July 1, 1996 between the Company and Gilbert R. Ott, Jr., Executive Vice President Secretary and General Counsel.*

     10.29 Stock Purchase Agreement dated as of September 30, 1996 between the Company and Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero.

 (21) Subsidiaries of the Registrant

      21.1 Subsidiaries of the Registrant.

 (23) Consents of Experts and Counsel

      23.1 Consent of Coopers & Lybrand L.L.P.
      23.2 Consent of Deloitte & Touche LLP.

 (27) Financial Data Schedule.

      27.1 Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RODMAN & RENSHAW CAPITAL GROUP, INC.

                                     By: /s/ Joseph P. Shanahan
                                        -----------------------
                                          Joseph P. Shanahan
                                          President and Chief
                                          Executive Officer

                                     Date: April 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURE                       TITLE                          DATE
   ---------                       -----                          ----

   /s/ Joseph P. Shanahan          President, Chief Executive
   ------------------------------  Officer, and Director
   Joseph P. Shanahan              (Principal Executive Officer)  April 15, 1997


   /s/ William C. Dennis, Jr       Chief Financial Officer,       April 15, 1997
   ------------------------------  and Director
   William C. Dennis, Jr           (Principal Financial Officer
                                   and Accounting Officer)


   /s/ Alexander C. Anderson       Director                       April 15, 1997
   ------------------------------
   Alexander C. Anderson

   /s/ Ernesto Arechavala          Director                       April 15, 1997
   ------------------------------
   Ernesto Arechavala

   /s/ Peter Boneparth             Director                       April 15, 1997
   ------------------------------
   Peter Boneparth

   /s/ Eduardo Camarena Legaspi    Director                       April 15, 1997
   ------------------------------
   Eduardo Camarena Legaspi

   /s/ Jorge Antonio Garcia Garza  Director                       April 15, 1997
   ------------------------------
   Jorge Antonio Garcia Garza

   /s/ Francis L. Kirby            Director                       April 15, 1997
   ------------------------------
   Francis L. Kirby

   /s/ Jorge Lankenau Rocha        Director                       April 15, 1997
   ------------------------------
   Jorge Lankenau Rocha

                                   Director                       April 15, 1997
   ------------------------------
   Thomas E. Meade

                                   Director                       April 15, 1997
   ------------------------------
   Rodrigo Padilla

                                   Director                       April 15, 1997
   ------------------------------
   Richard Pigott

                                   Director                       April 15, 1997
   ------------------------------
   Federico Richard Lamas

                                   Director                       April 15, 1997
   ------------------------------
   David S. Ruder

           RODMAN & RENSHAW CAPITAL GROUP, INC.
           AND SUBSIDIARIES

           CONSOLIDATED FINANCIAL STATEMENTS AS OF
           DECEMBER 31, 1996 AND DECEMBER 31, 1995,
           AND FOR THE CALENDAR YEARS ENDED DECEMBER 31, 1996 AND
           DECEMBER 31, 1995, THE SIX MONTH TRANSITION
           PERIOD ENDED DECEMBER 31, 1994, AND FOR THE
           FISCAL YEAR ENDED JUNE 24, 1994,
           AND REPORT OF INDEPENDENT ACCOUNTANTS

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
-----------------------------------------------------

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

CONSOLIDATED STATEMENTS OF CASH FLOWS            F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       F-8


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rodman & Renshaw Capital Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Rodman & Renshaw Capital Group, Inc. (the "Company," a majority-owned subsidiary of Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero) and subsidiaries as of December 31,1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and December 31, 1995, and the six month transition period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31,1996 and December 31, 1995, and the results of their consolidated operations and cash flows for the years ended December 31, 1996 and December 31, 1995, and the six month transition period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

New York, New York
February 26, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rodman & Renshaw Capital Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Rodman & Renshaw Capital Group, Inc. (the "Company," a majority-owned subsidiary of Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero) and subsidiaries for the fiscal year in the period ended June 24, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and its subsidiaries for the fiscal year in the period ended June 24, 1994, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 19, 1994

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share amounts)
-------------------------------------------------------------------------------

                                             DECEMBER 31,          DECEMBER 31,
                                                1996                   1995
ASSETS

CASH AND CASH EQUIVALENTS                     $ 2,243               $  9,001

SECURITIES PURCHASED UNDER AGREEMENTS
 TO RESELL                                      5,301                  2,204

CASH AND SHORT-TERM INVESTMENTS REQUIRED
TO BE SEGREGATED UNDER FEDERAL
REGULATIONS                                     7,467                  7,398

RECEIVABLES
 Customers                                         25                 49,544
 Brokers, dealers, and clearing organizations   1,610                 16,298

SECURITIES OWNED - At market                    8,279                 16,489

MEMBERSHIPS IN SECURITIES AND
COMMODITIES EXCHANGES -
 At cost (market value: 1996  - $246;
 1995  - $1,219)                                  122                    272

FURNITURE, FIXTURES, AND
LEASEHOLD IMPROVEMENTS -
 At cost, less accumulated depreciation and
 amortization (1996 - $5,484; 1995 - $5,132)    7,431                  8,560

PREPAID EXPENSES AND OTHER ASSETS              11,305                  9,567
                                              -------               --------
TOTAL ASSETS                                  $43,783               $119,333
                                              =======               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

SHORT-TERM BORROWINGS FROM BANKS              $     -               $ 30,672

SHORT-TERM NOTE PAYABLE TO AFFILIATE           23,500                 26,500

PAYABLES:
 Customers                                      8,290                 18,914
 Brokers, dealers, and clearing organizations   1,294                 13,549

SECURITIES SOLD BUT NOT YET
PURCHASED - At market                             782                  4,964

ACCRUED COMMISSIONS                             1,995                  2,155

ACCOUNTS PAYABLE AND ACCRUED EXPENSES          15,770                 21,136
                                              -------               --------
TOTAL LIABILITIES                              51,631                117,890

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY:
 Convertible non-voting preferred stock
  $.01 par value, 5,000,000 shares authorized;
   shares issued:1996 - 30 shares Series E,
   45 shares Series D, and 50 shares Series C;      -                      -
   1995 - 50 shares Series B
 Common stock, $.09 par value; 20,000,000
  shares authorized; shares
   issued: 1996 - 6,646,000; 1995 - 6,646,000     598                    598
 Additional paid-in capital                    48,249                 35,749
 Accumulated deficit                          (56,695)               (34,904)
                                              -------               --------
                                               (7,848)                 1,443
                                              -------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $43,783               $119,333
                                              =======               ========


See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
-------------------------------------------------------------------------------

                                                                                Six Month Transition     Fiscal Year
                                                 Year Ended      Year Ended        Period Ended             Ended
                                                December 31,    December 31,       December 31,            June 24,
                                                    1996            1995                 1994               1994
REVENUES:
  Commissions                                    $  19,896       $  24,879           $   11,870          $  29,158
  Principal                                         29,185          26,628                7,033             27,313
  Interest                                           2,033          10,137                7,872              9,213
  Fee income                                         7,680           8,065                3,876              7,598
  Other                                              1,780           2,816                1,543              4,035
                                                 ---------       ---------           ----------          ---------
           Total revenues                           60,574          72,525               32,194             77,317

EXPENSES:
  Employee compensation and benefits                47,692          57,872               21,886             50,054
  Commissions, floor brokerage, and clearing         4,475           4,004                2,328              7,141
  Interest                                           4,570          10,217                5,933              5,714
  Communications                                     5,631           8,865                3,180              6,063
  Occupancy and equipment                            7,130           8,360                2,993              5,949
  Professional fees                                  3,124           4,825                  763              5,227
  Other operating expenses                           9,743           5,398                1,443             10,785
  Restructuring charge                                   -               -                    -              3,815
                                                 ---------       ---------           ----------          ---------
           Total expenses                           82,365          99,541               38,526             94,748
                                                 ---------       ---------           ----------          ---------
LOSS BEFORE INCOME TAXES
                                                   (21,791)        (27,016)              (6,332)           (17,431)

INCOME TAX EXPENSE (BENEFIT)                             0           2,966               (2,168)              (930)
                                                 ---------       ---------           ----------          ---------
NET LOSS                                         $ (21,791)      $ (29,982)          $   (4,164)         $ (16,501)
                                                 =========       =========           ==========          =========

NET LOSS PER COMMON SHARE                        $   (3.28)      $   (4.63)          $    (0.91)         $   (3.69)
                                                 =========       =========           ==========          =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                    6,646,000       6,470,000            4,577,000          4,472,000
                                                 =========       =========           ==========          =========


See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
-------------------------------------------------------------------------------

                                                                                                   RETAINED
                                                                                   ADDITIONAL      EARNINGS
                                                 PREFERRED            COMMON        PAID-IN       (ACCUMULATED
                                                   STOCK              STOCK          CAPITAL        DEFICIT)           TOTAL
BALANCE, JUNE 25, 1993                                         $       393     $     14,774     $    15,743        $   30,910

Net loss for the year                                                                               (16,501)          (16,501)

Proceeds from issuance of 204,920 shares
  of common stock in connection with
  employee stock option plan                                            19            1,161                             1,180

Proceeds from issuance of 150 shares
  of convertible non-voting preferred
  stock, Series A, $.01 par value                                                    15,000                            15,000
                                              -------------    -----------     ------------     -----------        ----------
BALANCE, JUNE 24, 1994                                                 412           30,935            (758)           30,589

 Net loss for the transition period                                                                  (4,164)           (4,164)
                                              -------------    -----------     ------------     -----------        ----------
BALANCE, DECEMBER 31, 1994                                             412           30,935          (4,922)           26,425

 Net loss for the year                                                                              (29,982)          (29,982)

 Conversion of 150 shares of convertible
  non-voting preferred stock, Series A,
  $.01 par value to 2,068,965
  shares of common stock                                               186             (186)

 Proceeds from issuance of  50 shares of
  convertible non-voting preferred
  stock, Series B, $.01 par value                                                     5,000                             5,000
                                              -------------    -----------     ------------     -----------        ----------
BALANCE, DECEMBER 31, 1995                                             598           35,749         (34,904)            1,443

 Net loss for the year                                                                              (21,791)          (21,791)

 Proceeds from issuance of 50 shares of
  convertible non-voting preferred stock,
  Series C, $.01 par value                                                            5,000                             5,000

 Proceeds from issuance of 45 shares of
  convertible non-voting preferred stock,
  Series D, $.01 par value                                                            4,500                             4,500

Proceeds from issuance of 30 shares of
  convertible non-voting preferred stock,
  Series E, $.01 par value                                                            3,000                             3,000
                                              -------------    -----------     ------------     -----------        ----------

BALANCE, DECEMBER 31, 1996                    $           -    $       598     $     48,249     $   (56,695)       $   (7,848)
                                              =============    ===========     ============     ===========        ==========

See notes to consolidated financial statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
-------------------------------------------------------------------------------

                                                                                              Six Month Transition      Fiscal Year
                                                                   Year Ended     Year Ended      Period Ended             Ended
                                                                   December 31,  December 31,     December 31,            June 24,
                                                                      1996          1995             1994                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(21,791)     $(29,982)    $  (4,164)            $(16,501)
  Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
    Equity in earnings in limited partnerships                          (1,192)
    Reserve on loans advanced to limited partnerships                      428
    Write-off of furniture, fixtures and leasehold improvements                                                             748
    Loss on sale of  furniture, fixtures and leasehold improvements                      219
    Gain on sale of exchange memberships and related assets             (1,135)       (1,183)         (696)              (2,551)
    Deferred income taxes                                                              2,760        (2,182)                (171)
    Depreciation and amortization                                        1,473         1,362           378                  988
    Net changes in operating assets and liabilities:
      Cash and short-term investments required to be
        segregated under federal regulations                               (69)       31,817        (2,378)              25,962
      Receivables from and payables to customers, brokers,
        dealers, and clearing organizations                             41,327       (78,964)       36,812               (9,575)
      Securities owned                                                   8,974       128,011      (103,564)                  75
      Prepaid expenses and other assets                                   (453)        6,253        (5,037)               2,168
      Recoverable income taxes and income taxes payable                                1,379           600               (1,617)
      Securities sold but not yet purchased                             (4,182)      (92,880)       84,056               (1,963)
      Accrued commissions                                                 (160)           89           351                 (679)
      Accounts payable and accrued expenses                             (5,365)        3,272        (4,333)               6,304
                                                                      --------      --------     ---------             --------
           Net cash flows provided by (used in) operating activities    17,855       (27,847)         (157)               3,188

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities purchased under agreements to resell                       (3,097)       32,850       (21,631)             (13,423)
  Purchases of furniture, fixtures, and leasehold improvements            (344)       (1,922)         (689)                (438)
  Sales of furniture, fixtures and leasehold improvements                                181                                324
  Sales of commodity exchange memberships and related assets                           4,761           700                3,846
                                                                      --------      --------     ---------             --------
           Net cash flows provided by (used in) investing activities    (3,441)       35,870       (21,620)              (9,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings from banks          (30,672)      (23,659)       31,089              (18,973)
  Net increase (decrease) in short-term note payable to affiliate       (3,000)       16,500                             10,000
  Payments of notes subordinated to claims of general creditors                       (3,874)       (2,876)              (1,250)
  Proceeds from issuance of common stock in connection with
    stock option plan                                                                                                     1,180
  Proceeds from issuance of convertible non-voting preferred stock      12,500         5,000                             15,000
                                                                      --------      --------     ---------             --------
         Net cash flows provided by (used in) financing activities     (21,172)       (6,033)       28,213                5,957
                                                                      --------      --------     ---------             --------
Net increase (decrease) in cash and cash equivalents                    (6,758)        1,990         6,436                 (546)

Cash and cash equivalents - Beginning of period                          9,001         7,011           575                1,121
                                                                      --------      --------     ---------             --------
Cash and cash equivalents - End of period                             $  2,243      $  9,001     $   7,011             $    575
                                                                      ========      ========     =========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                              $  3,750      $ 10,453     $   4,939             $  5,720
                                                                      ========      ========     =========             ========
  Cash paid for income taxes                                                 -      $     26     $      15             $    824
                                                                      ========      ========     =========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

  In 1995, a capital lease obligation of $6,102 was incurred when the Company entered into a lease to acquire new furniture and equipment.

See notes to consolidated financial statements.

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995,
TRANSITION PERIOD ENDED DECEMBER 31, 1994,
AND THE FISCAL YEAR ENDED JUNE 24, 1994
-------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL INFORMATION

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

    REVERSE REPURCHASE AGREEMENTS- Securities purchased under agreements to resell are financing transactions which are collateralized by negotiable securities and are carried at the amounts at which the securities will be subsequently resold, including accrued interest. The Company's policy is to take possession of securities purchased under agreements to resell. The Company monitors daily the market value of the underlying securities acquired as compared to the contract amounts of the resale or agreements, including accrued interest. The Company requires the prompt transfer of additional securities to mitigate any material collateral deficiencies.

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

    LOSS PER SHARE - Loss per share of common stock is based on the weighted average number of shares outstanding during each respective period. The effect of common stock equivalents, including stock options and convertible preferred stock, are anti-dilutive.

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

    In January 1996, Rodman changed its business operation from a clearing broker to a non-clearing broker whereby Rodman's customer accounts are now introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman is not required to perform a reserve requirement calculation as required by the Securities and Exchange Commission ("SEC") Rule 15c3-3 under the exemptive provisions of that rule.

    On August 30, 1996,   Rodman transferred substantially all futures related
    activity to an affiliate, Rodman & Renshaw Futures, Inc. ("RRFI"), a
    futures commission merchant.  As of December 31, 1996,   Rodman conducted a
    limited number of commodity futures transactions, solely on an introducing-broker basis.


2.  RESTRUCTURING CHARGE

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

    Included in the 1994 restructuring charge is the noncash write-off of leasehold improvements totaling $568,000. Restructuring charges for obligations on noncancelable occupancy leases, lease termination penalties and anticipated moving costs relate to future cash outflows. Accrued expenses at December 31, 1995, included $817,000 for lease termination costs payable in 1996.

3.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    Rodman is a party to reverse repurchase agreements with various financial institutions.

    At December 31, 1996, the reverse repurchase agreement of $5,301,000 earned interest at a rate of 5.25%, and is collateralized by a U.S. Treasury note with an approximate market value of $5,303,000. The investment represents 12% of the Company's total assets at December 31, 1996. At December 31, 1995, the reverse repurchase agreement of $2,204,000 earned interest at a rate of 7.50%, and was collateralized by a U.S. Treasury note with an approximate market value of $2,205,000.


4.  ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

    RRFI is required under the Commodity Exchange Act and the Securities Exchange Act of 1934 (the "Acts") to account for and segregate all customer related assets, as defined by the Acts, in connection with regulated commodities and securities transactions. As of December 31,1996, RRFI placed into a segregated safekeeping account $1,047,000 of securities owned by commodites customers. As of December 31, 1995, Rodman placed into a segregated safekeeping account $1,664,000 of securities owned by commodities customers. These securities are not included in the statement of financial condition. At December 31, 1996, Rodman was in compliance with the segregation requirements of the Commodity Exchange Act and has excess segregated funds of $311,000.



5.  SECURITIES

    Securities owned and securities sold but not yet purchased are recorded at market value, except for limited partnerships, and are comprised of:



                                             1996                    1995
                                    -----------------------------------------------
                                                 Sold But                 Sold But
                                                  Not Yet                  Not Yet
                                       Owned     Purchased      Owned     Purchased
    Bank notes                      $        -   $      -   $         -  $   22,000
    Corporate debt securities          832,000    132,000     2,864,000   1,071,000
    Equity securities                4,767,000    645,000     3,532,000   1,625,000
    State and municipal obligations     69,000      5,000     9,452,000      46,000
    United States and Canadian
     government and agency
      obligations                    2,027,000          -     1,009,000   2,200,000
    Limited partnerships               584,000          -      (368,000)          -
                                    ----------   --------   -----------  ----------
    Total                           $8,279,000   $782,000   $16,489,000  $4,964,000
                                    ==========   ========   ===========  ==========

    Investments in limited partnerships (some of which are general partnership interests) are recorded at cost, except for those partnerships in which the Company exercises significant influence. Such investments are recorded on the basis of the Company's equity therein.

6.  SHORT-TERM BORROWINGS FROM BANKS

    At December 31, 1995, Rodman borrowed from commercial banks to finance the purchase of securities by customers on margin and purchases for its own account. Interest on the borrowings was paid at or below the broker call rate, which at December 31, 1995 was 7.25%. At December 31, 1995, total borrowings of $30,672,000 were collateralized by approximately $15,190,000 of Rodman-owned securities and $37,853,000 of customer-owned securities. The weighted average interest rate on short-term borrowings, including the short-term note payable to affiliate, as of December 31, 1995 was 8.9%.

7.  SHORT-TERM NOTE PAYABLE TO AFFILIATE

    During 1994, the Company entered into two successive six-month note agreements with Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia"), a wholly owned subsidiary of Abaco Grupo, for $10,000,000 with an interest rate of 11.5% for the six month period ended December 19, 1994, and 13.5% for the six month period ended June 19, 1995.

    During 1995, the Company entered into additional six month note agreements with Confia. These agreements and the $10,000,000 agreement discussed above were aggregated into a single note agreement on December 4, 1995, for $26,500,000 with an interest rate of 12% and a maturity date of June 3, 1996. In September 1995, the Company entered into a note conversion agreement with Confia pursuant to which Confia has the right to convert all or a portion of this debt to equity. The number of shares to be issued upon conversion would be determined by dividing the amount of debt to be converted by the book value per share of the common stock as of the end of the Company's most recent fiscal quarter. The conversion is allowable only with stockholder approval or in conjunction with a rights offering to all stockholders.

    On June 3, 1996, the note agreement was renewed for one year with all terms and conditions remaining the same. During the fourth quarter, the Company paid $4,608,000 to Confia consisting of $3,000,000 of principal and $1,608,000 of interest.

    Interest expense on these borrowings totaled $3,211,000 for the year ended December 31, 1996, and $2,200,000 for the year ended December 31, 1995.

    At December 31, 1996, Rodman has the following subordinated notes outstanding with the Company:



    Subordinated revolving note, interest payable
     semi-annually at 9% per annum (the "Revolving Notes")       $13,500,000

    Subordinated note, interest payable semi-annually at 9%
     per annum, due November 30, 1998                              5,000,000
                                                                 -----------

    Subordinated note, interest payable semi-annually at 9%
     per annum, due January 31, 1999                               5,000,000
                                                                 -----------

    Total                                                        $23,500,000
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

    Rodman has obtained a senior subordinated revolving credit facility, amended November 10, 1995, with the Company, which terminates on June 15, 1997, aggregating $25,000,000 pursuant to which the Revolving Notes have been executed. The facility requires that all indebtedness thereunder be repaid by June 15, 1998. As of December 31, 1996, $13,500,000 has been borrowed under this facility. This facility includes covenants that require, among other things, that Rodman maintain capital and financial requirements, as defined in the agreement.

    In January 1996, Rodman converted $5,000,000 of the Revolving Notes to the subordinated note due January 1999.


8.  PREFERRED STOCK

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

    During 1996, the Company issued to Abaco 50 shares of Series C Non-Voting Convertible Preferred Stock, 45 shares of Series D Non-Voting Convertible Preferred Stock, and 30 shares of Series E Non-Voting Convertible Preferred Stock. The terms of such shares, including a price per share of $100,000, are substantially identical to those of the Preferred Stock issued in December 1995, except that the Series E is convertible only upon shareholder approval or in connection with a rights offering to all stockholders.

9.  STOCK OPTIONS

    The Company's stock option plans provide for the granting of options to officers, directors, nonemployee directors, and employees to purchase shares of common stock at not less than market value on the date of grant. All options expire no later than ten years from the date of grant. Prior to June 25, 1993, the Company had also granted non-qualified stock options. A summary of stock option activity follows:


                                              QUALIFIED                              NONQUALIFIED
                                   -------------------------------    ----------------------------------
                                     NUMBER         PER SHARE             NUMBER           PER SHARE
                                       OF            OPTION                 OF               OPTION
                                     SHARES           PRICE               SHARES             PRICE
    Outstanding at
     June 24, 1994                    331,625   $5.00   -    $6.50        158,845     $5.00   -    $6.38
     Granted                            -                                  38,500      5.13   -     5.38
     Canceled                         (91,680)   5.00   -     6.18        (40,550)     5.00   -     6.38
     Reclassified                    (100,000)   6.50   -     6.50        100,000      6.50   -     6.50
                                    ---------                             -------
    Outstanding at
     December 31, 1994                139,945    5.00   -     6.00        256,795      5.00   -     6.50
     Granted                          797,000    2.00   -     2.00         47,500      4.13   -     4.50
     Canceled                         (82,985)   5.00   -     5.13        (69,105)     5.00   -     5.63
                                    ---------                             -------
    Outstanding at
     December 31, 1995                853,960    2.00   -     6.00        235,190      4.13   -     6.50
     Granted                           22,500    2.00   -     2.00        122,500      1.38   -     2.00
     Canceled                        (441,460)   2.00   -     5.65       (145,040)     4.13   -     5.65
                                     --------                            --------
    Outstanding at
     December 31, 1996                435,000    2.00   -     5.65        212,650      1.38   -     5.65
                                     ========                             =======

    Options outstanding at December 31, 1996, are exercisable at an average price of $2.43.


    In the fiscal year ended June 24, 1994, the Company's Board of Directors and stockholders approved the 1994 Stock Option Plan, pursuant to which the Company may issue nonqualified or qualified options. There were 22,500 qualified and 100,000 nonqualified stock options granted under this plan during the year ended December 31, 1996. As of December 31, 1996, there were 453,000 unoptioned shares reserved and available for grant. Options granted under this plan expire no later than ten years from the date of grant.

    In the fiscal year ended June 24, 1994, the Company's Board of Directors and stockholders approved the nonqualified Nonemployee Director Stock Option Plan. There were 22,500 stock options granted under this plan during the year ended December 31, 1996, and 332,000 unoptioned shares reserved and available for grant as of December 31, 1996. Options granted under this plan expire ten years from the date of grant.

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

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans. Applying FASB 123, the Company has not recognized compensation expense because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

10. NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

    As a registered broker-dealer and futures commission merchant, Rodman is subject to the minimum net capital rules of the SEC (Rodman has elected to use the alternative net capital method permitted by these rules), the Commodity Futures Trading Commission ("CFTC") and the NYSE, of which Rodman is a member. These rules require that Rodman maintain minimum net capital, as defined, equal to the greater of 4% of funds required to be segregated for commodities customers or $250,000.

    At December 31, 1996, Rodman's net capital, as defined, was $2,531,000, which was $2,281,000 in excess of the required net capital.


11. COMMITMENTS AND CONTINGENCIES

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

    At December 31, 1996, future minimum lease payments under noncancelable operating and financing leases with terms in excess of one year are as follows:


        1997                                            $ 3,618,000
        1998                                              3,587,000
        1999                                              3,424,000
        2000                                              3,028,000
        2001                                              1,750,000
        2002 and thereafter                              12,456,000
                                                        -----------
        Total minimum lease payments                    $27,863,000
                                                        ===========

    The aggregate annual rentals charged to operations were $4,922,000 in the year ended December 31,1996, $3,232,000 in the year ended December 31, 1995, $1,011,000 in the transition period ended December 31, 1994, and $2,656,000 in fiscal 1994.

    At December 31, 1996, Rodman has a $1,500,000 letter of credit issued by a bank which satisfies a guarantee for rent payments due on a lease for office space. The letter of credit is collateralized by firm securities having a market value of $1,842,000.

    Rodman, together with various other broker-dealers, corporations, and individuals, has been named as a defendant in several class action lawsuits that allege violations of federal and state securities laws, and claim substantial damages. Rodman is also a defendant in other pending civil actions, arbitration proceedings and claims incidental to its securities business. position. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management of the Company, after consultation with legal counsel, that the resolution of these matters will not have any material adverse effect on the Company's financial position of results of operations.

12. BENEFIT PLANS

    Rodman established a defined-contribution Retirement Savings Plan (the "Savings Plan") on July 1, 1990, available to employees with one year and a minimum of 1,000 hours of service. Under the Savings Plan, Rodman matches employee contributions up to 25 percent of an employee's before-tax contributions. Rodman's matching contributions were $189,000 in the year ended December 31, 1996, $214,000 in the year ended December 31, 1995, $66,000 in the transition period ended December 31, 1994 and $153,000 in fiscal 1994.

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

    The SERP is a nonqualified, discretionary retirement plan. Rodman contributions to the SERP are determined annually, at Rodman's discretion based upon eligibility and bonus formulas. Participants in the SERP vest in accordance with a ten-year schedule, based upon annual eligibility. Benefits are payable upon retirement or death. Rodman has the right to terminate the SERP at any time. The SERP assets consist of insurance annuity products. There were no contributions to the SERP during the years ended December 31, 1996 and December 31, 1995, the six month transition period ended December 31, 1994 and the fiscal year ended June 24, 1994.

13. INCOME TAXES

    The components of the income tax expense (benefit) are as follows:

                                                                                                  Six Month
                                                                                              Transition Period         Fiscal
                                                                                                    Ended             Year Ended
                                            December 31, 1996     December 31, 1995         December 31, 1994            1994
    Current:
    Federal                                  $              -           $     63,000            $           -        $  (942,000)
     State                                                  -                143,000                   15,000            183,000
    Deferred-principally federal                            -              2,760,000               (2,183,000)          (171,000)
                                            -----------------      -----------------        -----------------       ------------
    Total income tax
    expense (benefit)                       $               -           $  2,966,000            $  (2,168,000)       $  (930,000)
                                            =================      =================        =================       ============

    Due to net losses for the year, the Company was not liable for federal income taxes. State and local income taxes, based on minimum taxes due, resulted in nominal amounts due and are included in other operating expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses.

    Following is a summary of the significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and December 31, 1995:

                                                  1996                  1995
       Deferred tax assets:
        Net operating loss carryforward      $ 23,680,000          $ 15,036,000
        Restructuring charges                           -               278,000
        Employee compensation and benefits        120,000                44,000
        Allowance for bad debts                   347,000               176,000
        Interest                                  447,000               748,000
        Foreign tax credit                        125,000               125,000
        Alternative minimum tax                   104,000               104,000
        Other                                     710,000             1,323,000
                                             ------------          ------------
       Total assets                            25,533,000            17,834,000
                                             ------------          ------------
       Deferred tax liabilities:
        Fixed assets                             (424,000)
        Investment interests                   (1,013,000)             (683,000)
        Prepaid insurance                         (48,000)              (92,000)
                                             ------------          ------------
       Total liabilities                       (1,485,000)             (775,000)
                                             ------------          ------------
       Net deferred tax asset                  24,048,000            17,059,000
       Valuation allowance                    (24,048,000)          (17,059,000)
                                             ------------          ------------
       Deferred income taxes                 $          0          $          0
                                             ============          ============

    The valuation allowance has been recognized due to the uncertainty of realizing the benefit of the loss carryforwards and temporary differences. The Company has federal and state net operating loss carryforwards of approximately $69,647,000 and $46,363,000, respectively, which will expire between the years 2008 and 2011. Differences between statutory and effective income tax rates arise from state taxes and valuation allowances established in connection with net operating losses and from permanent differences between tax and financial reporting, including tax-exempt interest income.

    A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

                                 DECEMBER   DECEMBER   DECEMBER     JUNE
                                   1996       1995       1994       1994
    Statutory rate                (34.0)%    (34.0)%    (34.0)%    (34.0)%
    City and state income taxes,
    net of federal benefit:
     New York Citiy                            0.2        0.2        0.5
     Other                                     0.2                   0.2
    Goodwill amortization
    Nondeductible interest          0.1        0.2        0.3        0.2
    Tax-emempt interest            (0.3)      (0.3)       0.7       (0.8)
    Net cash surrender value of
     keyman life insurance                    (0.2)      (0.4)      (0.5)
    Political contributions                                          0.1
    Meals and entertainment         0.2        0.5        0.7        0.2
    Valuations allowance                      43.7                  25.9
    Other                          (0.2)       0.7       (1.5)       2.9
                                  ------      -----     ------      -----
    Effective rate                (34.2)%     11.0%     (34.0)%     (5.3)%
                                  ======      =====     ======      =====




14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    As a securities broker/dealer,  Rodman is engaged in various trading and
    brokerage activities on a principal and agency basis.   Rodman's exposure
    to credit risk occurs in the event that the customer, clearing agent or counterparties do not fulfill their obligations of the transaction.

    Rodman enters into transactions in derivative financial instruments (primarily futures and options contracts traded on exchanges) in order to facilitate its normal trading activities and to manage its market and interest rate risk. These financial instruments involve varying degrees of off-balance sheet market risk. Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates or the market values of the securities underlying the instruments. Rodman monitors its exposure to market risk through a variety of control procedures, including daily review of trading positions. The extent of utilization of these derivative financial instruments is insignificant to Rodman's financial condition and results of operations.

    In the normal course of business, Rodman enters into transactions in securities sold, but not yet purchased. These financial instruments contain off-balance sheet risk whereby changes in market value may be in excess of amounts recognized in the statement of financial condition.

    Substantially all of Rodman's cash and securities positions are held by a custodian broker. Rodman's custodian broker is a member of major securities exchanges.


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

16. SUBSEQUENT EVENTS

    ABACO COMMITMENT

    In February 1997, the Company received a letter from Abaco Grupo, the parent company of the majority stockholder, Abaco, whereby Abaco Grupo stated that it would unconditionally support the Company and Rodman, for the next two years, up to and including March 31, 1999. Such support may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1.

    SHORT-TERM NOTE PAYABLE TO AFFILIATE

    In February 1997, the Company entered into an additional one month agreement with Confia for $2,500,000 with an interest rate of 12% and a maturity date of March 26, 1997. At maturity, the company paid $2,525,000 to Confia consisting of principal and interest. Subsequently, the Company entered into a three month agreement with Confia for $3,000,000 with an interest rate of 12% and a maturity date of June 26, 1997.

    CAPITAL CONTRIBUTION AND SUBORDINATED DEBT

    In February 1997, Rodman converted $5,000,000 of the Revolving Notes to a
    capital contribution from the Company.   Along with the capital infusion,
    an additional $2,500,000 was borrowed by Rodman under the senior subordinated revolving credit facility with the Company.

17. TRANSITION PERIOD AND COMPARABLE PRIOR YEAR

    As discussed in Note 1, effective December 31, 1994, the Company changed its fiscal year from the last Friday in June to a calendar year end. Results of operations for the six month transition period ended December 31, 1994, and unaudited results of operations for the comparable six month period are as follows:


                               SIX MONTH TRANSITION PERIOD     SIX MONTH PERIOD
                                   ENDED DECEMBER 31, 1994  ENDED DECEMBER 31, 1993
                                                                  (unaudited)
    Total revenues                            $ 32,194,000              $49,337,000
    Total expenses                              38,526,000               47,567,000
                                              ------------              -----------
    Income (loss) before income taxes          (6,332,000)                1,770,000
    Income tax provision (benefit)             (2,168,000)                  554,000
                                              ------------              -----------
    Net income (loss)                         $(4,164,000)              $ 1,216,000
                                              ============              ===========

18.  QUARTERLY OPERATING RESULTS (UNAUDITED)
     (amounts in thousands except per share amounts)


                                           Income (loss)
                                            Before taxes
                                           and Cumulative
                                              Effect of
                                            Accounting for                                  Income (loss)
                          Revenues           Income Taxes         Net income (loss)           per share
                          ---------         --------------        -----------------         -------------
    Quarter ended:
    03/31/96                $14,972               $ (5,251)               $ (5,251)                $ (.79)
    06/30/96                 19,774                 (1,690)                 (1,690)                  (.25)
    09/30/96                 11,979                 (6,371)                 (6,371)                  (.96)
    12/31/96                 13,849                 (8,479)                 (8,479)                 (1.28)
                            -------               --------                --------                 ------
                TOTAL       $60,574               $(21,791)               $(21,791)                $(3.28)
                            =======               ========                ========                 ======
    Quarter ended:
    03/31/95                $17,479                $(3,223)                $(2,206)                 $(.37)
    06/30/95                 20,525                 (4,005)                 (4,005)                  (.60)
    09/30/95                 19,103                 (6,588)                 (8,208)                 (1.24)
    12/31/95                 15,418                (13,200)                (15,563)                 (2.42)
                            -------               --------                --------                 ------

                TOTAL       $72,525               $(27,016)               $(29,982)                $(4.63)
                            =======               ========                ========                 ======
    Transition Period
    Quarter ended:
    09/30/94                $19,367                $(1,934)                $(1,949)                 $(.43)
    12/31/94                 12,827                 (4,398)                 (2,215)                  (.48)
                            -------               --------                --------                 ------

                TOTAL       $32,194                $(6,332)                $(4,164)                 $(.91)
                            =======               ========                ========                 ======
    Fiscal year 1994
    Quarter ended:
    09/24/93                $26,355                  $3,798                  $2,859                   $.61
    12/31/93                 23,441                 (2,028)                 (1,643)                  (.38)
    03/25/94                 14,593                 (3,114)                 (2,088)                  (.46)
    06/24/94                 12,928                (16,087)                (15,629)                 (3.46)
                            -------               --------                --------                 ------

                TOTAL       $77,317               $(17,431)               $(16,501)                $(3.69)
                            =======               ========                ========                 ======

    During the fourth quarter of 1995, an expense adjustment of $1,906,000 was made for items previously accounted for during the year as a deferred asset.