Form 10-Q
period 1997-03-31
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1997-05-15
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                      Commission file number:        1-9143
                                                    --------

                RODMAN & RENSHAW CAPITAL GROUP, INC.
-------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                          36-3111956
-----------------------------                  --------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

233 S. Wacker Drive, Suite 4500, Chicago, IL        60606
-------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (312)526-2000
                                                     --------------

-------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                  YES               No    X    *
                                          -------           ------

* - Registrant's Form 10-K for 1996 was filed on April 16, 1997, one day later than the extended due date.

Shares of common stock outstanding at May 1, 1997:  6,645,802 par value $.09 per share.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition as of March 31, 1997 (unaudited) and December 31, 1996.

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1997 and March 31, 1996.

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1997 and March 31, 1996.

Notes to Condensed Consolidated Financial Statements
(unaudited) - March 31, 1997.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)





                                              MARCH 31,
                                                1997            DECEMBER 31,
                                             (unaudited)           1996
ASSETS
Cash and cash equivalents                   $      128         $     2,243
Securities purchased under agreements
  to resell                                      4,501               5,301
Cash and short-term investments required to
  be segregated under federal regulations          -                 7,467
Receivables:
  Customers                                        -                    25
  Brokers, dealers, and clearing
    organizations                                  816               1,610
Securities owned - at market                     6,940               8,279
Memberships in securities and commodities
  exchanges at cost(market value 03/31/97 -
  $246; 12/31/96 - $246)                           122                 122
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (03/31/97 - $5,843; 12/31/96 -
  $5,484)                                        7,112               7,431
Prepaid expenses and other assets                9,337              11,305
                                            __________         ___________
                                            $   28,956         $    43,783
                                            ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term note payable to affiliate        $  26,500          $    23,500
Payables:
  Customers                                       -                  8,290
  Brokers, dealers, and clearing
    organizations                                 -                  1,294
Securities sold but not yet purchased,
  at market                                       975                  782
Accrued commissions                             1,575                1,995
Accounts payable and accrued expenses          11,785               15,770
                                            _________          ___________
                                               40,835               51,631
Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   175 shares issued at 03/31/97 and
   at 12/31/96                                    -                    -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,645,802 issued at
   03/31/97 and 12/31/96                          598                  598
  Additional paid-in capital                   48,249               48,249
  Accumulated deficit                         (60,726)             (56,695)
                                            __________         ___________
                                              (11,879)              (7,848)
                                            __________         ___________

                                            $  28,956          $    43,783
                                            ==========         ===========








See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)



                                  THREE MONTHS ENDED
                                      MARCH 31,
                                  1997        1996
REVENUES:
  Commissions                  $   4,435    $  5,239
  Principal                        5,127       6,662
  Interest                           281         640
  Fee income                       1,563       1,817
  Other                              175         614
                               _________    ________
      TOTAL REVENUES              11,581      14,972

EXPENSES:
  Employee compensation
    and benefits                   9,016      12,815
  Commissions, floor brokerage
    and clearance                  1,117       1,112
  Interest                           917       1,500
  Communications                   1,151       1,482
  Occupancy and equipment          1,547       1,411
  Professional fees                  674         443
  Other operating expense          1,190       1,460

                               _________    ________
      TOTAL EXPENSES              15,612      20,223

      NET LOSS                 $  (4,031)   $ (5,251)
                               =========    ========

Earnings per share data:

NET LOSS PER COMMON SHARE      $   (0.61)   $  (0.79)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                       6,646       6,646









See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)


                                                     THREE MONTHS ENDED
                                                   MARCH 31,     MARCH 31,
                                                     1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (4,031)  $   (5,251)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
      Depreciation and amortization                      357          245
      Net changes in operating assets
        and liabilities:
       Cash and short-term investments
        required to be segregated under
        federal regulations                            7,467       (1,275)
       Receivables from and payables
        to customers, brokers, dealers
        and clearing organizations                    (8,764)      30,839
      Securities owned                                 1,339       11,574
      Prepaid expenses and other assets                  683       (2,459)
      Securities sold but not yet purchased              193         (631)
      Accrued commissions                               (420)         189
      Accounts payable and accrued expenses           (3,986)      (7,847)

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       OPERATING ACTIVITIES                           (7,162)      25,384

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of furniture, fixtures and
    leasehold improvements                               (38)          59
  Securities purchased under agreements to resell        800        2,204
  Sale of exchange memberships                         1,285          -

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       INVESTING ACTIVITIES                            2,047        2,263

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in short-term
    borrowings from banks                                -        (30,672)
  Proceeds from short-term note payable
    to affiliate                                       3,000          -
  Proceeds from issuance of convertible
    non-voting preferred stock                           -          5,000

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       FINANCING ACTIVITIES                            3,000      (25,672)

NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (2,115)       1,975

Cash and cash equivalents at beginning
  of period                                            2,243        9,001

                                                 ___________  ___________
Cash and cash equivalents at end of period        $      128   $   10,976
                                                  ===========  ===========
















See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Although the Company has stock options outstanding, such stock options do not have a dilutive effect on earnings per share; accordingly, the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

The Company was holding in safekeeping $0.0 million and $1.0 million of securities owned by customers as of March 31, 1997, and December 31, 1996, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Statement of Financial Condition.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC"), Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. Rodman has elected to use the alternative net capital method permitted by SEC rules. At December 31, 1995, these rules required that Rodman maintain minimum net capital, as defined in such rules, equal to the greater of 2% of aggregate debits arising from customer securities transactions or $1,000,000, or 4% of the funds required to be segregated for customers pursuant to the Commodity Exchange Act. In January 1996, Rodman changed its business operation from a clearing securities broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman is required to maintain minimum net capital, as defined in such rules, equal to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. At March 31, 1997, and December 31, 1996, Rodman had net capital, as defined, of $2.1 million and $2.5 million, respectively, or $1.8 million and $2.2 million, respectively, in excess of the minimum net capital.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The results of operations should be read in conjunction with the Company's condensed consolidated statements of income. Like other securities brokerage and investment banking firms, the Company conducts its businesses in highly volatile markets. Consequently, the Company's results of operations are affected by many factors, including general market conditions, the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions and the size, number and timing of transactions. In periods of unfavorable market activity, profitability can be adversely affected because certain expenses remain relatively fixed. As a result, revenues and net earnings can vary significantly from quarter to quarter. In addition, results of operations for any particular interim period may not be indicative of results to be expected for the year ending December 31, 1997.

Revenues for the quarter ended March 31, 1997 totaled $11.6 million, a 22.7% decrease from $15.0 million for the previous year's comparative quarter, reflecting a transition in product lines, the weak performance of the securities markets, in general, in the first quarter of 1997 and capital constraints. For the most recent quarter, the Company recorded a net loss of $4.0 million, or $0.61 cents per common share. This was an improvement by 24.5% over the same period in 1996, reflecting in large part lower expenses due to the Company's cost reduction program, which focused primarily on downsizing the Company's Futures and Institutional Fixed Income businesses.

REVENUES

Revenues for the quarter ended March 31, 1997 were $11.6 million, or $3.4 million lower than the same period last year. This was due in large part to changes in the business mix. Downsizing of the Futures and Fixed Income businesses accounted for most of the revenue decline in the 1997 first quarter versus the same quarter in the prior year. The Company's core business lines (Retail, Institutional Equity, and Investment Banking) were 10.1% below 1996 levels, reflecting general weakness during the first quarter of 1997 in the securities markets and a net reduction in producers.

Commission revenue is derived from the execution of customer orders to buy and sell securities. Commission revenue decreased 15.4% to $4.4 million for the quarter ended March 31, 1997 from $5.2 million in the corresponding 1996 period, mainly reflecting lower Retail sales.

Revenue from principal transactions includes mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenue decreased $1.6 million to $5.1 million for the quarter ended March 31, 1997, from $6.7 million in the corresponding 1996 quarter. This decline was primarily due to the extensive downsizing of the Fixed Income business, both in New York and Chicago. Also contributing to the weaker 1997 performance level was lower revenue from the Institutional Equity business line, which reflected a combination of market conditions and the departures of certain New York based sales personnel. Partly offsetting the decline were gains in the corporate securities portfolio.

Interest income for the first quarter of 1997 also declined, versus the first quarter of 1996, by $0.4 million as the Company continued to reduce its securities inventory positions.


Fee income, which reflects mainly the activities of Rodman's Investment Banking department, decreased 14.0% for the quarter ended March 31, 1997 as compared to the same 1996 quarter. In the 1997 quarter, the Company completed one public offering versus three in the same 1996 period. Also contributing to the revenue decline were lower Investment Banking advisory fees in the 1997 quarter.

EXPENSES

Expenses for the quarter ended March 31, 1997 decreased $4.6 million to $15.6 million, or 22.8%, as compared with the same period last year. Employee compensation, which represented 82.6% of the expense reduction, decreased by $3.8 million for the quarter ended March 31, 1997 versus the same period last year. Total corporate headcount at March 31, 1997 was 29.4% lower than at March 31, 1996. This change is mainly attributable to the expense reduction program which primarily reflects the downsizing of the Futures and Fixed Income business lines, as well as reductions in administrative costs.

Communications and other operating expenses also declined in the 1997 first quarter as compared to the same period last year, mainly related to savings from downsizing. Interest expense decreased $0.6 million, or 38.9% versus the same period last year, due to the decrease in security inventory positions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of cash and cash equivalents, receivables and securities inventory, all of which are highly liquid. The principal sources of financing are stockholders' equity, customer payables and other payables.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of March 31, 1997, Rodman's net capital, as defined, exceeds the minimum net capital requirements.

On June 22, 1994, the Company borrowed $10 million from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia, S.A."),an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"). During 1995, the Company obtained additional loans from Confia, S.A. in an aggregate amount of $16.5 million. The Company needed the additional loans in order to continue to
conduct its business because losses were eroding its net capital.   The loans
were consolidated and renewed on June 3, 1996, for a six month term ending December 3, 1996, at an annual interest rate of 12%, which was further renewed in December 1996 to June 3, 1997 at an annual interest rate of 12%. On November 14, 1996, $1.5 million of the loan was repaid. Based upon the letter of support discussed below, management believes that it is the intention of Confia, S.A. to renew the loan when it becomes due or convert all or a portion of the loan to equity pursuant to the Note Conversion Agreement discussed below, subject to receipt of necessary approvals from Mexican governmental authorities. A renewal may be on different terms than the then existing loan, depending upon market conditions and Confia, S.A.'s internal lending policies at the time of renewal.

The Company entered into a Note Conversion Agreement with Confia, S.A. dated September 29, 1995 and amended November 10, 1995, pursuant to which Confia, S.A. has the right to convert all or a portion of the Company's outstanding indebtedness into common stock. The number of shares of common stock to be issued upon a conversion would be determined by dividing the amount of indebtedness to be converted by the book value per share of common stock as of the end of the Company's most recent fiscal quarter (provided, however, that if such book value per share were equal to or less than $0.09, which is the par value per share of the common stock, the denominator would be $0.09). Indebtedness is convertible only if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders at the same effective per share price for a number of shares proportional to the number to be issued upon the conversion. Confia, S.A. may transfer the conversion right to Abaco or another corporation within its group of affiliated companies.

In addition, in December 1995, the Company issued to Abaco 50 shares of non-voting preferred stock at a price per share of $100,000, which shares are convertible into common stock. In a conversion, the $5 million preferred stock purchase price would be divided by the book value per share of common stock as of the end of the most recent month to determine the number of shares of common stock to be issued (provided, however, that if such book value per share were equal to or less than $0.09, which is the par value per share of the common stock, the denominator would be $0.09). The preferred stock is convertible only in connection with a rights offering to all stockholders at the same effective per share price of a number of shares proportional to the number to be issued upon conversion at a price per share equal to such book value per share or par value, as the case may be. Accordingly, in the event of such a rights offering, each stockholder would have the opportunity to purchase a sufficient number of shares at the offering price to maintain his or her percentage ownership of the Company.

On February 9, 1996, the Company received a letter from Abaco Grupo Financiero, S.A. de C.V. ("Parent"), whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997. The support referred to in the February 9, 1996 letter may include, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. In February 1997 the Company received a new support letter from Abaco covering the period up to and including March 31, 1999. Such letter states that it is the intention of Parent and Abaco to continue to unconditionally support the Company and Rodman for losses incurred in the ordinary course of business during such period and that such support may include, with prior receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short term debt to long term debt or conversion of short or long term debt to equity. The Company is dependent on the Parent to cover operating cash requirements.

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

The balance sheet as of September 30, 1996 reflected the issuance to Abaco of an additional 30 shares of non-voting preferred stock at a price per share of $100,000 for a total of $3 million pursuant to an understanding reached with Abaco during the third quarter. The terms of such shares also are substantially identical to those issued in December 1995 except that conversion may only be made if the conversion receives stockholder approval or if the conversion is made in connection with a rights offering to all stockholders. The cash consideration was received for such shares from Abaco on November 14, 1996. At December 31, 1996, the book value per share of the Company's common stock was negative, meaning that any conversion of the Company's preferred stock held by Abaco would be at $0.09 per share. Full conversion of the Company's preferred stock held by Abaco at such price, assuming only Abaco's exercise of its conversion rights, would entail the issuance of approximately 198 million shares of common stock. In the event that the Company's outstanding indebtedness to Confia also were converted at such price, such conversion would entail the issuance of an additional 295 million shares of common stock.

At March 31, 1997, the Company had subordinated loans outstanding to Rodman, its broker-dealer subsidiary, in an aggregate amount of $21.5 million. The loans are funded by the Company's borrowings from Confia, S.A. discussed above. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that the borrowing between the Company and Confia, S.A. is not renewed or converted, Rodman would be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, and then it would seek regulatory approval to repay its subordinated debt to the Company.

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed (for a period in excess of 90 days) 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity (the "debt/equity ratio"). At December 31, 1995, Rodman's debt/equity ratio was 78%. In January 1996, the Company and Rodman converted $5 million from short-term to long-term subordinated debt, which is treated as equity for purposes of the Uniform Net Capital Rule, thereby reducing the debt/equity ratio to 60%. At December 31, 1996, Rodman's debt/equity ratio was 75%. In mid-February 1997, Rodman repaid $5 million of its revolving subordinated indebtedness to the Company and the Company correspondingly made a $5 million contribution to Rodman's capital. Also in February 1997, Rodman received an additional capital contribution of $0.3 million from the Company and borrowed an additional $2.5 million under the revolving subordinated credit facility with the Company. At the end of February 1997, Rodman's net capital was $1.8 million and its debt-equity ratio was 58%. In March 1997, the Company borrowed $0.5 million from Confia, which in turn was loaned to Rodman by the Company under the revolving subordinated credit facility with the Company. As of March 31, 1997, the debt/equity ratio was 61%. In April 1997, the Company borrowed an additional $2.5 million from Confia. $1.5 million of this in turn was loaned by the Company to Rodman under the revolving subordinated credit facility with the Company. As a result of the borrowings in the second quarter of 1997, the debt-equity ratio at April 30, 1997 was just below 70%.

In the quarter ended March 31, 1997, the Company used cash and cash equivalents of $7.2 million from operating activities primarily related to the payments of accounts payable. In the quarter ended March 31, 1996, the Company's operations provided $25.4 million of cash, primarily related to the decrease in receivables from and payables to customers, brokers, dealers and clearing organizations.



PART II - OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS.

     On April 4, 1997, an action entitled Feivel Gottlieb and Kenneth Steiner, Plaintiffs v. Rodman & Renshaw Capital Group, Inc., Ernesto Arechavala, Alexander C. Anderson, Peter Boneparth, Eduardo Camarena Legaspi, William C. Dennis, Jorge Lankenau Rocha, Edwin J. McGuinn, Jr., Rodrigo Padilla, Federico Richardson Lamas, Joseph P. Shanahan, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero, R&R Capital Holdings, Inc. and R&R Capital Acquisition Corp. was commenced in the Court of Chancery of the State of Delaware in and for New Castle County. The action is a purported class action brought on behalf of all holders of the common stock other than the defendants and persons affiliated with the defendants. The action relates to the proposed series of transactions (the "Transactions") announced by Abaco on February 4, 1997. The plaintiffs allege that the Transactions and the price to be paid for the shares of common stock are unfair and entail breach of fiduciary duties owed to the plaintiffs and the purported class. Plaintiffs seek to preliminarily and permanently enjoin the Transactions and to obtain a monetary recovery for any damages sustained. Defendants, including the Company, have retained counsel and believe they have good and meritorious defenses, which they intend to vigorously assert. In light of the early stage of this action, the Company cannot assess at this time whether it will have any material adverse effect on the Company.

     On July 8, 1996 Michael Delaney, then an employee of Rodman, initiated an NASD arbitration proceeding by means of a Statement of Claim alleging breach of certain terms and conditions of his employment agreement with Rodman, especially with respect to certain override provisions as to institutional equity sales commissions. The Statement of Claim alleges damages in excess of $2 million arising from such breach. On September 6, 1996 Rodman filed its Answer to Mr. Delaney's Statement of Claim denying Mr. Delaney's claim and asserting various defenses. On October 11, 1996, Mr. Delaney amended his Statement of Claim, primarily to include claims relating to the termination of his employment with Rodman on July 29, 1996. The Amended Statement of Claim alleges damages in excess of $2 million and requests punitive damages. On November 12, 1996 Rodman submitted its Answer to the Amended Statement of Claim again denying Mr. Delaney's claims and asserting various defenses. Rodman has been contesting this action vigorously. The arbitration hearing was held on May 12-13, 1997. During the hearing, Mr. Delaney requested $2.8 million in compensatory damages plus punitive damages. As of the date of this report, Rodman awaits the decision of the NASD arbitration panel.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 5.  OTHER INFORMATION

     As a result of the proposed Transactions announced by Abaco on February
4, 1997, which Transactions currently remain pending subject to certain regulatory authorizations, and the impact thereof on the need for and functioning of a large board of directors, certain directors of the Company have resigned in recent weeks. In addition, certain directors of the Company who also were officers have resigned to take positions with other firms. Specifically, on April 15, 1997, Thomas E. Meade and Richard Pigott resigned from the Company's Board of Directors and all committees relating thereto. In addition, on April 24, 1997, David S. Ruder also resigned as a director of the Company and from all committees relating thereto. On April 30, 1997, William
C. Dennis resigned from his positions with the Company as a director, Executive Vice President and Chief Financial Officer to take a similar position with a larger firm; Joan J. Tannen was elected Chief Financial Officer as of May 2, 1997 to fill the vacancy resulting from Mr. Dennis' departure. On May 1, 1997, Peter Boneparth resigned as a director and Executive Vice President and from all of his positions with Rodman, including Senior Managing Director and a director, to become President of a clothing manufacturer. On May 1, 1997, Francis L. Kirby, Federico Richardson Lamas and Joseph P. Shanahan resigned as directors of the Company and on May 13, 1997, Rodrigo Padilla resigned as a director of the Company and its subsidiaries. However, Mr. Shanahan remains as the Company's President and Chief Executive Officer and Mr. Kirby remains as an Executive Vice President of the Company. The present directors of the Company are Alexander C. Anderson, Ernesto Arechavala, Eduardo Camarena Legaspi, Jorge Antonio Garcia Garza and Jorge Lankenau Rocha.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference

                         (27.1)       Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.



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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  May 15, 1997     By:    /s/ Joan J. Tannen
                              ---------------------------------
                                   Joan J. Tannen
                                   Chief Financial Officer


Date:  May 15, 1997     By:   /s/ Joseph P. Shanahan
                      ----------------------------------
                                  Joseph P. Shanahan
                                  President and Chief Executive
                                  Officer