Form 10-Q
period 1997-06-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1997-08-13
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

Shares of common stock, par value $.09 per share, outstanding at August 1, 1997: 6,645,802.

                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition as of June 30, 1997 (unaudited) and December 31, 1996.

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 1997 and June 30, 1996.

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1997 and June 30, 1996.

Notes to Condensed Consolidated Financial Statements
(unaudited) - June 30, 1997.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)




                                                   JUNE 30,        DECEMBER 31,
                                                    1997               1996
                                                 (unaudited)
ASSETS
Cash and cash equivalents                       $      303         $     2,243
Securities purchased under agreements
  to resell                                          6,601               5,301
Cash and short-term investments required to
  be segregated under federal regulations              -                 7,467
Receivables:
  Customers                                            -                    25
  Brokers, dealers, and clearing
    organizations                                    1,361               1,610
Securities owned - at market                         5,768               8,279
Memberships in securities and commodities
  exchanges at cost(market value 06/30/97 -
  $387; 12/31/96 - $246)                               122                 122
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (06/30/97 - $6,150; 12/31/96 -
  $5,484)                                            6,809               7,431
Prepaid expenses and other assets                    8,005              11,305
                                                __________         ___________
                                                $   28,969         $    43,783
                                                ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term notes payable to affiliate           $   38,875         $    23,500
Payables:
  Customers                                            -                 8,290
  Brokers, dealers, and clearing
    organizations                                      -                 1,294
Securities sold but not yet purchased,
  at market                                            897                 782
Accrued commissions                                  1,061               1,995
Accounts payable and accrued expenses                9,658              15,770
                                                 _________         ___________
                                                    50,491              51,631
Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   175 shares issued at 06/30/97 and
   at 12/31/96                                         -                   -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,645,802 issued at
   06/30/97 and 12/31/96                               598                 598
  Additional paid-in capital                        48,249              48,249
  Accumulated deficit                              (70,369)            (56,695)
                                                __________         ___________
                                                   (21,522)             (7,848)
                                                __________         ___________

                                                 $  28,969         $    43,783
                                                ==========         ===========








See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)



                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                  1997        1996          1997      1996
REVENUES:
  Commissions                  $   3,572    $  5,307      $  8,007  $  10,547
  Principal                        2,037       9,728         7,164     16,390
  Interest                           282         721           563      1,361
  Fee income                         661       3,218         2,224      5,035
  Other                              109         800           284      1,414
                               _________    ________       ________   ________
      TOTAL REVENUES               6,661      19,774        18,242     34,747

EXPENSES:
  Employee compensation
    and benefits                   6,213      13,578        15,229     26,394
  Commissions, floor brokerage
    and clearance                  1,404       1,041         2,521      2,153
  Interest                         1,086         885         2,003      2,386
  Communications                     910       1,498         2,061      2,979
  Occupancy and equipment          1,714       1,758         3,261      3,169
  Professional fees (*)            2,086         806         2,760      1,249
  Other operating expense          2,891       1,898         4,081      3,358

                               _________    ________       ________   ________
      TOTAL EXPENSES              16,304      21,464        31,916     41,688

      NET LOSS                 $  (9,643)   $ (1,690)     $(13,674)  $ (6,941)
                               =========    ========      =========  =========

Earnings per share data:

NET LOSS PER COMMON SHARE      $   (1.45)   $  (0.25)    $   (2.06) $   (1.04)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                       6,646       6,646         6,646      6,646



(*) Professional fees include accounting fees & expenses, consulting fees & expenses, outside legal counsel fees & expenses and litigation awards & settlements.



See Notes to Condensed Consolidated Financial Statements

               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)


                                                      SIX MONTHS ENDED
                                                    JUNE 30,      JUNE 30,
                                                     1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (13,674)  $   (6,941)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
      Depreciation and amortization                      666          473
      Net changes in operating assets
        and liabilities:
       Cash and short-term investments
        required to be segregated under
        federal regulations                            7,467         (447)
       Receivables from and payables
        to customers, brokers, dealers
        and clearing organizations                    (9,309)      10,476
      Securities owned                                 2,511        7,082
      Prepaid expenses and other assets                2,015         (502)
      Securities sold but not yet purchased              115       19,888
      Accrued commissions                               (934)         305
      Accounts payable and accrued expenses           (6,113)      (4,982)

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       OPERATING ACTIVITIES                          (17,256)      25,352

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of furniture, fixtures and
    leasehold improvements (net)                         (44)        (106)
  Securities purchased under agreements to resell     (1,300)       2,204
  Sale of exchange memberships                         1,285          -

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       INVESTING ACTIVITIES                              (59)       2,098

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in short-term
    borrowings from banks                                -        (30,672)
  Proceeds from short-term notes payable
    to affiliate                                      15,375          -
  Proceeds from issuance of convertible
    non-voting preferred stock                           -          9,500

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       FINANCING ACTIVITIES                           15,375      (21,172)
NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (1,940)       6,278

Cash and cash equivalents at beginning
  of period                                            2,243        9,001
                                                   ___________  ___________
Cash and cash equivalents at end of period        $      303   $   15,279
                                                  ===========  ===========
















See Notes to Condensed Consolidated Financial Statements

RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 (UNAUDITED)


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


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

The Company was holding in safekeeping $0.0 million and $1.0 million of securities owned by customers as of June 30, 1997 and December 31, 1996, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated Financial Statements.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.("Rodman"), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the "SEC") and the Commodity Futures Trading Commission (the "CFTC"), and the capital rules of the New York Stock Exchange, Inc. (the "NYSE"), of which Rodman is a member. Rodman has elected to use the alternative net capital method permitted by SEC rules. In January 1996, Rodman changed its business operation from a clearing securities broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman is required to maintain minimum net capital, as defined in such rules, equal to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. At June 30, 1997 and December 31, 1996, Rodman had net capital, as defined, of $5.0 million and $2.5 million, respectively, or $4.7 million and $2.2 million, respectively, in excess of the minimum net capital.





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

Revenues for the quarter ended June 30, 1997 totaled $6.7 million, a 66.2% decrease from $19.8 million for the previous year's comparative quarter, reflecting changes in business mix, a decrease in producers and capital constraints. For the second quarter of 1997, the Company recorded a net loss of $9.6 million, or $1.45 per common share, versus a net loss of $1.7 million, or $0.25 per common share, for the comparative quarter last year.

REVENUES

Revenues for the quarter and six months ended June 30, 1997 were $6.7 million and $18.2 million, respectively, or $13.1 million and $16.5 million, respectively, lower than the same periods last year. Downsizing of the Futures and Fixed Income businesses accounted for $2.3 million and $5.4 million of these decreases during the three and six months ended June 30, 1997 versus the same periods last year. The Company's core business lines (Retail, Institutional Equity, and Investment Banking) were, on a combined basis, 61.1% and 40.7% below 1996 levels, reflecting capital constraints, a net reduction in producers and generally lower levels of production by producers.

Commission revenue is derived from the execution of customer orders to buy and sell securities. Commission revenue decreased 32.1% from $5.3 million for the quarter ended June 30, 1996 to $3.6 million for the quarter ended June 30, 1997 and 23.8% from $10.5 million for the six months ended June 30, 1996 to $8.0 million in the first six months of 1997, mainly reflecting lower Retail and Institutional Equity sales. The number of Retail producers declined from 57 at June 30, 1996 to 41 at June 30, 1997 and the number of Institutional Equity producers declined from 52 to 45 as of such dates. The average annualized production of Institutional Equity sales producers fell 21.5% from June 30, 1996 to June 30, 1997 and the average annualized production of Retail sales producers fell 17.8% as of such dates. Partly offsetting the decline in overall Institutional Equity commissions was increased revenue from the Direct Access segment of that group, where revenues increased from $1.1 million for the three months ended June 30, 1996 to $1.5 million for the three months ended June 30, 1997, a 36.4% increase. For the six months ended June 30, 1997, Direct Access revenues totaled $3.0 million versus $2.2 million for the same period in 1996, a 36.4% increase.


Revenue from principal transactions includes mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenue decreased $7.7 million from $9.7 million for the quarter ended June 30, 1996 to $2.0 million for the quarter ended June 30, 1997 and decreased $9.2 million from $16.4 million for the six months ended June 30, 1996 to $7.2 million for the six months ended June 30, 1997. This decline was partially due to a downsizing of the Company's Fixed Income business, which occurred at the end of 1996, both in its New York and Chicago offices. Also contributing to the weaker 1997 performance levels in principal transactions was lower revenue from the Institutional Equity business line, which reflected the departure of certain New York based sales personnel. Partially offsetting the decline were gains in the corporate securities portfolio.

Interest income for the three and six months ended June 30, 1997 declined by $0.4 million and $0.8 million, respectively, compared to the comparable periods of 1996, as the Company continued to reduce its securities inventory positions.

Fee income, which reflects mainly the activities of Rodman's Investment Banking department, decreased 79.4% for the quarter ended June 30, 1997 as compared to the second quarter of 1996 and decreased 56.0% for the six months ended June 30, 1997 compared to the same period in 1996. In each of the three and six months ended June 30, 1997, the Company completed only one public offering versus three and five, respectively, in the same 1996 periods. Also contributing to the revenue decline were significantly lower Investment Banking advisory fees in the three and six months ended June 30, 1997.

EXPENSES

Expenses decreased $5.2 million, or 24.2%, from $21.5 million for the three months ended June 30, 1996 to $16.3 million for the three months ended June 30, 1997 and decreased $9.8 million, or 23.5%, from $41.7 million for the six months ended June 30, 1996 to $31.9 million for the six months ended June 30, 1997. Employee compensation decreased by $7.4 million, a decrease of 54.4%, and $11.2 million, a decrease of 42.4%, respectively, for the quarter and six months ended June 30, 1997 versus the same periods last year. Total headcount at June 30, 1997 was 36.0% lower than at June 30, 1996. This change is mainly attributable to the ongoing expense reduction program. This program includes the downsizing of the Futures and Fixed Income business lines, which were unprofitable, reductions in administrative staffing, pruning of weak producers and other cost containment measures.

Communications and occupancy and equipment expenses also declined in the three and six months ended June 30, 1997 as compared to the same periods last year, primarily as a result of savings from downsizing. Other operating expenses increased in the three and six months ended June 30, 1997 as compared to the prior year periods as a result of certain asset write-offs. Professional fees also increased in the three and six months ended June 30, 1997 primarily because of higher litigation and settlement expenses (especially the $1.5 million NASD arbitration award to Michael Delaney in June - see "LEGAL PROCEEDINGS"). Interest expense increased $0.2 million, or 22.7%, during the three months ended June 30, 1997 compared to the same period last year due to the increase in borrowings from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia"), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), but decreased by $0.4 million, or 16.7%, for the first six months of 1997 compared to the first six months of 1996. This decrease was primarily a result of downsizing the Futures business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of cash and cash equivalents, receivables and securities inventory, all of which are highly liquid. The principal sources of financing are notes payable from affiliate and other payables.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customers' obligations. As of June 30, 1997, Rodman's net capital, as defined, exceeds the minimum net capital requirements.

During 1994 and 1995, the Company borrowed a total of $26.5 million from Confia (the "Loan"). The Company needed the Loan in order to continue to conduct its business because losses were eroding its net capital. In the fourth quarter of 1996, $3.0 million of the Loan was repaid. On December 3, 1996, the remaining balance of the Loan was extended for an additional six month period ending June 3, 1997, at an annual interest rate of 12%. On June 3, 1997, the Loan, plus the accrued interest thereon, was further extended for an additional six month period ending December 1, 1997. From January 1, 1997 through June 30, 1997, Confia made new loans totaling $13.95 million (the "1997 Loans" and together with the Loan hereinafter referred to collectively as the "Loans"). The 1997 Loans were as follows: $3.0 million on March 26, 1997 due June 24, 1997 extended to September 22, 1997, $2.5 million on April 30, 1997 due July 29, 1997 (of which $2.475 has been extended to October 29, 1997), $1.5 million on May 23, 1997 due August 21, 1997, $1.5 million on June 9, 1997 due September 8, 1997 and $5.45 million on June 27, 1997 due September 29, 1997. Based upon the letter of support discussed below, management believes that it is the intention of Confia to renew the Loans when they become due or convert all or a portion of the Loans to equity pursuant to the Note Conversion Agreement discussed below, subject to receipt of necessary approvals from Mexican governmental authorities. Any renewal may be on different terms than the then existing Loans, depending upon market conditions and Confia's internal lending policies at the time of renewal.

On February 9, 1996, the Company received a letter from Abaco Grupo Financiero, S.A. de C.V. ("Parent"), whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997. The support referred to in the February 9, 1996 letter could have included, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. In February 1997, the Company received a new support letter from Parent and Abaco covering the period up to and including March 31, 1999. Such letter states that it is the intention of Parent and Abaco to continue to unconditionally support the Company and Rodman for losses incurred in the ordinary course of business during such period and that such support may include, with prior receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short term debt to long term debt or conversion of short or long term debt to equity. The Company is dependent on Parent to cover its operating cash requirements. Parent has announced that there will likely be a change in control of the Parent later in 1997.

At June 30, 1997, the Company had subordinated loans outstanding to Rodman, its broker-dealer subsidiary, in an aggregate amount of $23.0 million. The subordinated loans have been funded by the Company's borrowings from Confia discussed above. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that any of the Loans are not renewed or converted, Rodman would be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, and then it would seek regulatory approval to repay its subordinated debt to the Company.

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed (for a period in excess of 90 days) 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity (the "debt/equity ratio"). As of March 31, 1997, the debt/equity ratio was 60.8%. In April 1997, the Company borrowed an additional $2.5 million from Confia. $1.5 million of this in turn was loaned by the Company to Rodman under the revolving subordinated credit facility with the Company. As a result, the debt-equity ratio at April 30, 1997 was 69.9%. During the months of May and June 1997, the Company borrowed from Confia a total of $11.45 million of which the entire amount was contributed into Rodman as capital. As a result, the debt-equity ratio as of May 31, 1997 and June 30, 1997 was 68.1% and 58.1%, respectively.

In the six months ended June 30, 1997, the Company used cash and cash equivalents of $17.3 million from operating activities primarily related to the payments of accounts payable. In the six months ended June 30, 1996, the Company's operations provided $25.4 million of cash, primarily related to the decrease in receivables from and payables to customers, brokers, dealers and clearing organizations and the sale of securities not yet purchased.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not currently applicable to the Company.

PART II - OTHER INFORMATION

        Item 1.   LEGAL PROCEEDINGS.

        On April 4, 1997, an action entitled Feivel Gottlieb and Kenneth Steiner, Plaintiffs v. Rodman & Renshaw Capital Group, Inc., Ernesto Arechavala, Alexander C. Anderson, Peter Boneparth, Eduardo Camarena Legaspi, William C. Dennis, Jorge Lankenau Rocha, Rodrigo Padilla, Federico Richardson Lamas, Joseph P. Shanahan, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero, R&R Capital Holdings, Inc. and R&R Capital Acquisition Corp. was commenced in the Court of Chancery of the State of Delaware in and for New Castle County. The action is a purported class action brought on behalf of all holders of the common stock other than the defendants and persons affiliated with the defendants. The action relates to the proposed series of transactions (the "Transactions") announced by Abaco on February 4, 1997 which would have the result of Abaco owning 100% of the outstanding common stock of the Company. The plaintiffs allege that the Transactions and the price to be paid for their shares of common stock in connection therewith are unfair and entail breach of fiduciary duties owed to the plaintiffs and the purported class. Plaintiffs seek to preliminarily and permanently enjoin the Transactions and to obtain a monetary recovery for any damages sustained. Defendants, including the Company, have retained counsel and believe they have good and meritorious defenses, which they intend to vigorously assert. In light of the early stage of this action, the Company cannot assess at this time whether it will have any material adverse effect on the Company.

        On July 8, 1996, Michael Delaney, then an employee of Rodman, initiated an NASD arbitration proceeding by means of a Statement of Claim alleging breach of certain terms and conditions of his employment agreement with Rodman, especially with respect to certain override provisions as to institutional equity sales commissions. The Statement of Claim alleged damages in excess of $2.0 million arising from such breach. On September 6, 1996, Rodman filed its Answer to Mr. Delaney's Statement of Claim denying Mr. Delaney's claim and asserting various defenses. On October 11, 1996, Mr. Delaney amended his Statement of Claim, primarily to include claims relating to the termination of his employment with Rodman on July 29, 1996. The
Amended Statement of Claim alleged damages in excess of $2.0 million and requested punitive damages. On November 12, 1996, Rodman submitted its Answer to the Amended Statement of Claim again denying Mr. Delaney's claims and asserting various defenses. An arbitration hearing on this matter was held in May 1997. During the hearing, Mr. Delaney requested $2.8 million in compensatory damages plus punitive damages. By notice dated June 18, 1997, the NASD advised that the arbitration panel had awarded Mr. Delaney
$1,519,638. Such amount was paid to Mr. Delaney in July 1997.

Item 2.  CHANGES IN SECURITIES.

             None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

Item 5.  OTHER INFORMATION.

        As a result of the proposed Transactions announced by Abaco on February 4, 1997, which Transactions currently remain pending subject to certain regulatory authorizations, and the impact thereof on the need for and functioning of a large board of directors, certain directors of the Company resigned in April and during the first part of May 1997. See the Company's
Form 10-Q for the Fiscal Quarter ended March 31, 1997.

        Eduardo Camarena Legaspi and Jorge Antonio Garcia Garza resigned as directors of the Company as of May 27, 1997. The present directors of the Company are Alexander C. Anderson, Ernesto Arechavala and Jorge Lankenau Rocha.

        Ms. Joan J. Tannen resigned from her position as Chief Financial Officer on June 18, 1997 and Thomas G. Pinou became Chief Financial Officer as of that date.






Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference.

                            27.1  Financial Data Schedule.

                            10.30 Abaco Support Letter.

               (b)    Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.











                                     SIGNATURES
                                     -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  August 12, 1997   By:   /s/Thomas G. Pinou
                              ---------------------------------
                                  Thomas G. Pinou
                                  Chief Financial Officer


Date:  August 12, 1997   By:   /s/Joseph P. Shanahan
                              ---------------------------------
                                  Joseph P. Shanahan
                                  President and Chief Executive
                                  Officer


                        EXHIBIT INDEX


ITEM NO.          DESCRIPTION                   SEQUENTIALLY NO. PAGE

27.1         FINANCIAL DATA SCHEDULE
10.30        ABACO SUPPORT LETTER