Form 10-Q
period 1997-09-30
RODMAN & RENSHAW CAPITAL GROUP INC
filed 1997-11-14
CIK 726977

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

Shares of common stock, par value $.09 per share, outstanding at November 1, 1997: 6,645,802.




                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition as of September 30, 1997 (unaudited) and December 31, 1996.

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1997 and September 30, 1996.

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and September 30, 1996.

Notes to Condensed Consolidated Financial Statements
(unaudited) - September 30, 1997.


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

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (in thousands)





                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997              1996
                                                 (unaudited)
ASSETS
Cash and cash equivalents                       $      156        $      2,243
Securities purchased under agreements
  to resell                                          1,500               5,301
Cash and short-term investments required to
  be segregated under federal regulations                                7,467
Receivables:
  Customers                                            -                    25
  Brokers, dealers, and clearing
    organizations                                    2,165               1,610
Securities owned - at market                         5,914               8,279
Memberships in securities and commodities
  exchanges at cost(market value 09/30/97 -
  $515; 12/31/96 - $246)                               122                 122
Furniture, fixtures and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization (09/30/97 - $6,460; 12/31/96 -
  $5,484)                                            6,499               7,431
Prepaid expenses and other assets                    6,186              11,305
                                                __________         ___________
                                                $   22,542         $    43,783
                                                ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term notes payable to affiliate           $   40,255         $    23,500
Payables:
  Customers                                            -                 8,290
  Brokers, dealers, and clearing
    organizations                                      -                 1,294
Securities sold but not yet purchased,
  at market                                          1,023                 782
Accrued commissions                                  1,127               1,995
Accounts payable and accrued expenses                9,850              15,770
                                                 _________         ___________
                                                    52,255              51,631



Stockholders' equity:
  Convertible non-voting preferred stock,
   $.01 par value, 5,000,000 shares authorized;
   175 shares issued at 09/30/97 and
   at 12/31/96                                         -                   -
  Common stock, $.09 par value: 20,000,000
   shares authorized; 6,645,802 issued at
   09/30/97 and 12/31/96                               598                 598
  Additional paid-in capital                        48,249              48,249
  Accumulated deficit                              (78,560)            (56,695)
                                                __________         ___________
                                                   (29,713)             (7,848)
                                                __________         ___________

                                                 $  22,542         $    43,783
                                                ==========         ===========








See Notes to Condensed Consolidated Financial Statements



               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands, except per share data)



                                  THREE MONTHS ENDED  	   	NINE MONTHS ENDED
                                     SEPTEMBER 30,	           SEPTEMBER 30,
                                   1997        1996		        1997     	1996
REVENUES:
  Commissions                  $   3,529    $  3,643	   $   11,536 $  15,370
  Principal                        3,171       6,548		      10,335    22,938
  Interest                           194         427 		        757     1,788
  Fee income                         358       1,240 		      2,582     6,276
  Other                               33         121 		        317       354
                               _________    ________ 	    ________	  ________
      TOTAL REVENUES               7,285      11,979 	     	25,527    46,726

EXPENSES:
  Employee compensation
    and benefits                   6,841      10,307	      	22,070    36,701
  Commissions, floor brokerage
    and clearance                  1,041       1,083		       3,562      3,235
  Interest                         1,258       1,121   		    3,261      3,506
  Communications                     811       1,321 		      2,872      4,301
  Occupancy and equipment          1,679       1,676 		      4,940      4,846
  Professional fees (*)            1,626         845 		      4,386      2,094
  Other operating expenses         2,220       1,997      		 6,301      5,355

                                _________    ________ 	    ________   ________
      TOTAL EXPENSES              15,476      18,350      		47,392     60,038

      NET LOSS                 $  (8,191)   $ (6,371)	   $ (21,865) $ (13,312)
                                =========    ========      =========  =========

Earnings per share data:

NET LOSS PER COMMON SHARE      $   (1.23)   $  (0.96) 	   $   (3.29) $   (2.00)


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                       6,646       6,646		 6,646     6,646




(*) Professional fees include accounting fees & expenses, consulting fees & expenses, outside legal counsel fees & expenses and litigation awards & settlements.


See Notes to Condensed Consolidated Financial Statements



               RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited) (in thousands)


                                                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (21,865)  $  (13,312)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in)
    operating activities:
      Equity in earnings in limited partnerships                   (1,192)
      Reserve on loans advanced to
        limited partnerships                                          428
      Depreciation and amortization                      976          785
      Net changes in operating assets
        and liabilities:
       Cash and short-term investments
        required to be segregated under
        federal regulations                            7,467       (1,386)
       Receivables from and payables
        to customers, brokers, dealers
        and clearing organizations                   (10,113)      36,779
      Securities owned                                 2,365        9,118
      Prepaid expenses and other assets                3,834       (1,435)
      Securities sold but not yet purchased              241       (3,837)
      Accrued commissions                               (868)        (303)
      Accounts payable and accrued expenses           (5,921)      (6,803)

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       OPERATING ACTIVITIES                          (23,884)      18,842

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of furniture, fixtures and
    leasehold improvements                               (44)        (129)
  Securities purchased under agreements to resell      3,801        2,204
  Sale of exchange memberships                         1,285          -

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       INVESTING ACTIVITIES                            5,042        2,075

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in short-term
    borrowings from banks                                -        (30,672)
  Proceeds from short-term notes payable
    to affiliate                                      16,780          -
  Payment of short-term notes payable
    to affiliate							  (25)	         -
  Proceeds from issuance of convertible
    non-voting preferred stock                           -          9,500

      NET CASH FLOWS PROVIDED BY (USED IN)       ___________   __________
       FINANCING ACTIVITIES                           16,755      (21,172)



NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (2,087)        (255)

Cash and cash equivalents at beginning
  of period                                            2,243        9,001
                                           						 ___________  ___________
Cash and cash equivalents at end of period        $      156   $    8,746
                                                  ===========  ===========

















See Notes to Condensed Consolidated Financial Statements


RODMAN & RENSHAW CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Rodman & Renshaw Capital Group, Inc. and subsidiaries (collectively, the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Company for the periods presented have been included. Although the Company has stock options outstanding, such stock options do not have a dilutive effect on earnings per share; accordingly, the primary and fully diluted loss per share calculations are not different. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996.


NOTE B - ASSETS SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
--------------------------------------------------------------

The Company was holding in safekeeping $0.0 million and $1.0 million of securities owned by customers as of September 30, 1997 and December 31, 1996, respectively. In accordance with applicable regulations, these securities are not included in the Condensed Consolidated
Financial Statements.


NOTE C - NET CAPITAL REQUIREMENT AND DIVIDEND RESTRICTIONS
----------------------------------------------------------

The Company's primary subsidiary, Rodman & Renshaw, Inc.(Rodman), a registered broker-dealer and futures commission merchant, is subject to the minimum net capital rules of the Securities and Exchange Commission (the SEC) and the Commodity Futures Trading Commission
(the CFTC), and the capital rules of the New York Stock Exchange, Inc. (the NYSE), of which Rodman is a member. Rodman has elected to use the alternative net capital method permitted by SEC rules. In January 1996, Rodman changed its business operation from a clearing securities broker to a non-clearing securities broker whereby Rodman's customer accounts are introduced and cleared by a contracted clearing broker on a fully disclosed basis. As a result of this conversion, Rodman is required to maintain minimum net capital, as defined in such rules, equal to the greater of $250,000 or 4% of the funds required to be segregated for commodities customers. At September 30, 1997 and December 31, 1996, Rodman had net capital, as defined, of $.7 million and $2.5 million, respectively, or $.4 million and $2.2 million, respectively, in excess of the minimum net capital.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Managements discussion and analysis of financial condition and results of operations should be read in conjunction with the Companys condensed consolidated financial statements. Like other securities brokerage and investment banking firms, the Company conducts its businesses in highly volatile markets. Consequently, the Company's results of operations are affected by many factors, including general market conditions, the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions and the size, number and timing of transactions. In periods of unfavorable trends in revenue due to changes in market conditions or other factors, profitability can be adversely affected because certain expenses remain relatively fixed. As a result, revenues and net earnings can vary significantly from quarter to quarter. In addition, results of operations for any particular interim period may not be indicative of results to be expected for the year ending December 31, 1997.

Revenues for the quarter ended September 30, 1997 totaled $7.3 million, a 39.2% decrease from $12.0 million for the previous year's comparative quarter, reflecting changes in business mix, capital constraints, a net reduction in producers, generally lower levels of production by producers and a lower level of investment banking activity. For the third quarter of 1997, the Company recorded a net loss of $8.2 million, or $1.23 per common share, versus a net loss of $6.4 million, or $0.96 per common share, for the comparative quarter last year.

REVENUES

Revenues for the quarter and nine months ended September 30, 1997 were $7.3 million and $25.5 million, respectively, or $4.7 million and $21.2 million, respectively, lower than the same periods last year. Downsizing of the Futures and Fixed Income businesses accounted for $1.2 million and $6.1 million of these decreases, respectively. The Company's core business lines (Retail, Institutional Equity, and Investment Banking) were, on a combined basis, 32.3% and 38.3% below the respective 1996 levels, reflecting capital constraints, a net reduction in producers, generally lower levels of production by producers and a lower level of investment banking activity.

Commission revenue is derived from the execution of customer orders to buy and sell securities. Commission revenue decreased slightly (2.8%) from $3.6 million for the quarter ended September 30, 1996 to $3.5 million for the quarter ended September 30, 1997 but decreased 24.8% from $15.3 million for the nine months ended September 30, 1996 to $11.5 million in the first nine months of 1997, mainly reflecting lower Retail and Institutional Equity sales in the first and second quarters compared to the third quarter, during which sales remained relatively flat compared to the comparable quarter for 1996. The number of Retail producers decreased to 41 at September 30, 1997 from 63 at September 30, 1996. The number of Institutional Equity producers remained relatively constant (54 at September 30, 1996 and 53 at September 30, 1997) when compared with the comparable quarter for 1996, but such number had decreased to 45 at June 30, 1997 (compared to 52 at June 30, 1996) and 44 at March 31, 1997 (compared to 51 at March 31, 1996). The average annualized production of Retail sales producers fell 39.3% from September 30, 1996 to September 30, 1997 and the average annualized production of Institutional Equity sales
producers fell 32.5% as of such dates.   Partly offsetting the decline
in overall Institutional Equity commissions was increased revenue from the Direct Access segment of that group, where revenues increased from $1.3 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, a 23.1% increase. For the nine months ended September 30, 1997, Direct Access revenues totaled $4.6 million versus $3.5 million for the same period in 1996, a 31.4% increase.


Revenue from principal transactions includes mark-ups and realized and unrealized gains and losses on securities held for resale. Principal transaction revenue decreased $3.4 million from $6.5 million for the quarter ended September 30, 1996 to $3.2 million for the quarter ended September 30, 1997 and decreased $12.6 million from $22.9 million for the nine months ended September 30, 1996 to $10.3 million for the nine months ended September 30, 1997. This decline was partially due to a downsizing of the Company's Fixed Income business, which occurred at the end of 1996, both in its New York and Chicago offices. Also contributing to the weaker 1997 performance levels in principal transactions was lower revenue from the Institutional Equity business line, which reflected the departure of certain New York based sales personnel. Partially offsetting the decline were gains in the corporate securities portfolio.

Interest income for the three and nine months ended September 30, 1997 declined by $0.2 million and $1.0 million, respectively, compared to the comparable periods of 1996, as the Company reduced its securities inventory positions in Government Obligations and other interest-bearing investments, and as the net margin interest earned on retail customer account balances declined due to cessation of self-clearing operations.

Fee income, which reflects mainly the activities of Rodman's Investment Banking department, decreased 71.1% for the quarter ended September 30, 1997 as compared to the third quarter of 1996 and decreased 58.9% for the nine months ended September 30, 1997 compared to the same period in 1996. In each of the three and nine months ended September 30, 1997, the Company completed one and three public offerings versus three and twelve, respectively, in the same 1996 periods. Also contributing to the revenue decline were significantly lower Investment Banking advisory fees in the three and nine months ended September 30, 1997.

EXPENSES

Expenses decreased $2.9 million, or 15.8%, from $18.4 million for the three months ended September 30, 1996 to $15.5 million for the three months ended September 30, 1997 and decreased $12.6 million, or 21.0%, from $60.0 million for the nine months ended September 30, 1996 to $47.4 million for the nine months ended September 30, 1997. Employee compensation decreased by $3.5 million, a decrease of 34.0%, and $14.6 million, a decrease of 39.8%, respectively, for the quarter and nine months ended September 30, 1997 versus the same periods last year. Total headcount at September 30, 1997 was 37.9% lower than at September 30, 1996. This change is mainly attributable to the ongoing expense reduction program. This program includes the downsizing of the Futures and Fixed Income business lines, which were unprofitable, reductions in administrative staffing, pruning of weak producers and other cost containment measures.

Communications and occupancy and equipment expenses also declined in the three and nine months ended September 30, 1997 as compared to the same periods last year, primarily as a result of savings from downsizing. Other operating expenses increased in the three and nine months ended September 30, 1997 as compared to the prior year periods as a result of certain asset write-offs. Expenses under the Professional fees category increased in the three and nine months ended September 30, 1997 primarily because of higher reserves for potential future contingency losses and litigation and settlement expenses (especially the $.4 million NASD arbitration award to Steven
A. Rothstein, a former employee, in September 1997 and the $1.5 million NASD arbitration award to Michael Delaney, a former employee, in June 1997 - see LEGAL PROCEEDINGS). Interest expense increased $0.2 million, or 12.2%, during the three months ended September 30, 1997 compared to the same period last year due to the increase in borrowings from Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero ("Confia), an affiliated company of the Company's majority stockholder, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero ("Abaco"), but decreased by $0.2 million, or 7.0%, for the first nine months of 1997 compared to the first nine months of 1996. This decrease was primarily a result of downsizing the Futures business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are substantially comprised of cash and cash equivalents, receivables and securities inventory, all of which are highly liquid. The principal sources of financing are notes payable from an affiliate and other payables.

As a registered broker-dealer and futures commission merchant, Rodman is required by the SEC and CFTC to maintain specific amounts of net capital to meet its customer obligations. As of September 30, 1997, Rodman's net capital, as defined, exceeded the minimum net capital requirements.

During 1994 and 1995, the Company borrowed a total of $26.5 million from Confia (the Loan). The Company needed the Loan in order to continue to conduct its business because losses were eroding its net capital. In the fourth quarter of 1996, $3.0 million of the Loan was repaid. On December 3, 1996, the remaining balance of the Loan was extended for an additional six month period ending June 3, 1997, at an annual interest rate of 12%. On June 3, 1997, the Loan, plus the accrued interest thereon, was further extended for an additional six month period ending December 1, 1997. From January 1, 1997 through September 30, 1997, Confia made new loans totaling $15.36 million (the 1997 Loans and together with the Loan hereinafter referred to collectively as the Loans). The 1997 Loans were as follows: $3.0 million on March 26, 1997 due June 24, 1997 extended to September 22, 1997, $2.5 million on April 30, 1997 due July 29, 1997 (of which $2.475 has been extended to November 4, 1997), $1.5 million on May 23, 1997 due August 21, 1997, $1.5 million on June 9, 1997 due September 8, 1997, $5.45 million on June 27, 1997 due September 29, 1997, and $1.410 million on August 22, 1997 due February 18, 1998. The loans due before September 30, 1997 and not yet extended are unpaid and negotiations are taking place to extend these loans. Based upon conversations with Confia representatives, management believes that it is the intention of Confia to renew the Loans as they become due or convert all or a portion of the Loans to equity pursuant to the Note Conversion Agreement dated September 29, 1995 as amended November 10, 1995 and discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, subject to receipt of necessary approvals from Mexican governmental authorities. Any renewal may be on different terms than the then existing Loans, depending upon market conditions, Confia's internal lending policies at the time of renewal and other relevant factors discussed below under The Intervencion Gerencial.

On February 9, 1996, the Company received a letter from Abaco Grupo Financiero, S.A. de C.V. (Parent), whereby Parent agreed to continue to unconditionally support the Company and Rodman for the next year, up to and including March 31, 1997. The support referred to in the February 9, 1996 letter could have included, with previous receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short-term debt to long-term debt or conversion of short or long-term debt to equity, if required, to continue to sustain Rodman's operations and allow it to maintain the required net capital pursuant to the SEC's Uniform Net Capital Rule 15c3-1. In February 1997, the Company received a new support letter from Parent and Abaco covering the period up to and including March 31, 1999. Such letter states that it is the intention of Parent and Abaco to continue to unconditionally support the Company and Rodman for losses incurred in the ordinary course of business during such period and that such support may include, with prior receipt of requisite approvals from Mexican governmental authorities, infusions of capital, conversion of short term debt to long term debt or conversion of short or long term debt to equity. The Company is dependent on Parent to cover its operating cash requirements. The Parent generally has provided such cash through Confia, its bank affiliate.

At September 30, 1997, the Company had subordinated loans outstanding to Rodman, its broker-dealer subsidiary, in an aggregate amount of $23.0 million. The subordinated loans have been funded by the Company's borrowings from Confia discussed above. To the extent that such subordinated borrowings are required for Rodman's continued compliance with minimum net capital requirements, they may not be repaid. In the event that any of the Loans are not renewed or converted, Rodman would be required to curtail its business activities substantially in order to reduce its minimum net capital requirements, and then it would seek regulatory approval to repay its subordinated debt to the Company. No assurance can be given that it would be able to do so to an extent and in a manner that would allow it to continue operations and repay such debt.

The Uniform Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are includible in its net capital, may not exceed (for a period in excess of 90 days) 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital plus stockholder's equity (the "debt/equity ratio"). As of June 30, 1997 and July 31, 1997, the debt/equity ratios were 68.1% and 62.8% respectively. In August 1997, the Company borrowed from Confia $1.41 million, of which the entire amount was contributed into Rodman as capital. As a result, the debt-equity/ratio as of August 31, 1997 was 64.8%. As of September 30, 1997, the debt/equity ratio was 76.3%. On October 2, 1997, the Company borrowed from Confia $2.0 million, of which the entire amount was contributed into Rodman as capital. As a result, the debt/equity ratio was reduced to 68.3%.

In the nine months ended September 30, 1997, the Company used cash and cash equivalents of $23.9 million from operating activities primarily related to the payments of accounts payable. In the nine months ended September 30, 1996, the Company's operations provided $18.8 million of cash, primarily related to the decrease in receivables from and payables to customers, brokers, dealers and clearing organizations and the sale of securities not yet purchased.

The Intervencion Gerencial

On August 27, 1997, the Mexican Comision Nacional Bancaria y de Valores (the National Banking and Securities Commission or CNBV) declared and announced an Intervencion Gerencial (a "Management Intervention") with respect to Parent and its Mexican subsidiaries, including Abaco and Confia, as a result of the ongoing financial difficulties of the Parent and those subsidiaries. In the exercise of its authority under the Ley de Instituciones de Credito (the Mexican Banking Law), the CNBV has appointed Mr. Gustavo Vergara as the Interventor Gerencial (the Management Interventor) for Parent. Under the Mexican Banking Law, as of the date of the intervention, Mr. Vergara has succeeded to the authority and assumed the powers of the board of directors and chief executive officer of Parent, Abaco and Confia. As of the date of the Management Intervention and until such time as it is terminated by the CNBV, the elected board of directors of Parent, Confia and Abaco have exercised, and will exercise, no authority or control over the business and affairs of the Parent, although they may continue to meet in order to discuss the business and affairs of their respective companies and, if asked by the Management Interventor, to comment on such matters as he may request. The Management Interventor is not subject to the authority of shareholders or the board of directors of Parent, Abaco or Confia.
The Company has been advised that the Management Intervention does not result in a change in ownership of the Parent or any of its subsidiaries.

In addition, on August 27, 1997, it was announced that an agreement in principle had been reached for Citibank, N.A. to acquire 100% ownership of Confia, the principal subsidiary of the Parent, in consideration for a capital infusion in Confia and a payment to Parent. Since such announcements were made, Confia has continued to extend the maturity of loans and make additional loans to the Company as described above with the approval of the Management Interventor.
No assurance can be given, however, that Confia will or will be able to continue to do so, that Parent or Abaco will or will be able to provide financial support to the Company in lieu of the loans from Confia or that the Management Interventor will continue to grant the necessary approvals. The Company is dependent upon the continuation of the existing financial support from Confia, Parent and/or Abaco and failure to continue to receive such support as necessary would have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

		Not currently applicable to the Company.

PART II - OTHER INFORMATION

	Item 1.	LEGAL PROCEEDINGS.

On April 4, 1997, an action entitled Feivel Gottlieb and
Kenneth Steiner, Plaintiffs v. Rodman & Renshaw Capital Group, Inc., Ernesto Arechavala, Alexander C. Anderson, Peter Boneparth, Eduardo Camarena Legaspi, William C. Dennis, Jorge Lankenau Rocha, Rodrigo Padilla, Federico Richardson Lamas, Joseph P. Shanahan, Abaco Casa de Bolsa, S.A. de C.V., Abaco Grupo Financiero, R&R Capital Holdings, Inc. and R&R Capital Acquisition Corp. was commenced in the Court of Chancery of the State of Delaware in and for New Castle County. The action is a purported class action brought on behalf of all holders of the common stock of the Company other than the defendants and persons affiliated with the defendants. The action relates to the proposed series of transactions (the Transactions) announced by Abaco on February 4, 1997 which would have the result of Abaco owning 100% of the outstanding common stock of the Company. The plaintiffs allege that the Transactions and the price to be paid for their shares of common stock in connection therewith are unfair and entail breach of fiduciary duties owed to the plaintiffs and the purported class. Plaintiffs seek to preliminarily and permanently enjoin the Transactions and to obtain a monetary recovery for any damages sustained. Defendants, including the Company, have retained counsel and believe they have good and meritorious defenses, which they intend to vigorously assert. In light of the early stage of this action, the Company cannot assess at this time whether it will have any material adverse effect on the Company. The Transactions are described in greater detail in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

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

     Rodman commenced an NASD arbitration proceeding against Steven A. Rothstein, a former Rodman employee, in April 1994 seeking recovery of monetary advances made by Rodman to him and of sums due as a result of his breach of two promissory notes from him held by Rodman. Mr. Rothstein initially pursued other avenues in asserting certain claims against Rodman but eventually asserted counterclaims in the NASD arbitration commenced by Rodman. Such counterclaims alleged that Rodman breached contractual obligations and duties, as well as oral agreements and promises, and asserted that Rodman had not acted toward him in good faith and had constructively discharged him. On September 11, 1997, the NASD Office of Dispute Resolution issued an award finding Mr. Rothstein liable to Rodman for $190,259.29 as actual damages and interest with respect to Rodman's claims against him but finding Rodman liable to Mr. Rothstein for $607,794.00 with respect to his claims against Rodman. The NASD directed that these amounts be offset, resulting in a $417,534.71 payment to Mr. Rothstein which Rodman made on October 14, 1997.

	    On June 17, 1997, Rodman commenced a New York Stock Exchange arbitration proceeding against Tucker Anthony, Incorporated (Tucker Anthony) and 10 former Rodman employees who had been members of Rodman's Banking Services Group. All such former Rodman employees left Rodman and joined Tucker Anthony in April 1997. Rodman's
Statement of Claim asserts that Tucker Anthony and the former Rodman employees conspired to wrongfully misappropriate Rodman's confidential and proprietary information and to use that information for the benefit of Tucker Anthony and the former employees. Rodman's claim further asserts that Tucker Anthony and/or the individual defendants breached fiduciary duties owed to Rodman, were unjustly enriched by those breaches, tortuously interfered with Rodman's business and employment relations and unlawfully converted Rodman confidential and proprietary information for their own use and benefit. Rodman's claim seeks damages in excess of $3,000,000. On August 29, 1997 Tucker Anthony and the individual defendants submitted a Statement of Answer and Counterclaims denying Rodman's allegations and asserting counterclaims by the individual defendants for Rodman's alleged breach of business commitments to them in an amount alleged to exceed $5,000,000. The arbitration hearing is expected to be held in early 1998.

	    Rodman is a defendant in a number of arbitrations initiated by customers and former employees. These include:

     Russell M. Hustead and Susan S. Hustead v. Rodman & Renshaw, Inc. and Philip J. Langley. This is an NASD arbitration commenced on July 8, 1996 by former customers of Rodman's former Kansas City, Missouri branch office. The Statement of Claim alleges breach of fiduciary duty, negligence, fraud and breach of contract in the handling of the claimants' brokerage account between 1991 and 1993, allegedly leading to damages in excess of $1,000,000. The hearing is expected to be held in April 1998.

     Peter Stimson Brooks v. Carr Investments Inc., Rodman & Renshaw, et al. This is a reparation complaint before the CFTC commenced on July 23, 1996 alleging misrepresentation of material facts, breach of fiduciary duty and the placing of unauthorized transactions in complainants' account. Claimant alleges losses in excess of $450,000. Carr Investments, Inc. served as the introducing broker for the account and Rodman merely executed the transactions conveyed to it by Carr Investments, Inc., which has an indemnification obligation to Rodman.

     Sharon Jean Dawson a/k/a Sharon Jean Brooks v. Carr Investments, Inc., Rodman & Renshaw, Inc. et al. This is a companion case to the above CFTC reparation proceeding brought at the same time by the wife of the claimant in that proceeding. Claimant makes similar allegations and alleges losses in excess of $627,400. Again, Carr Investments, Inc. served as the introducing broker for the account and Rodman merely executed the transactions conveyed to it by Carr Investments, Inc., which has an indemnification obligation to Rodman.

	    John Todd v. Rodman & Renshaw, Inc., Rodman & Renshaw Capital Group, Inc, and Abaco Casa de Bolsa, S.A. de C.V. This is an NASD arbitration proceeding commenced on September 29, 1997 by a former institutional salesperson. Mr. Todd alleges breach of contract and age discrimination and seeks damages in excess of $500,000.





Item 2.  CHANGES IN SECURITIES.

		None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

		None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

	Item 5.  OTHER INFORMATION.

 Mr. Joseph P. Shanahan resigned from his position as President and Chief Executive Officer of the Company and Rodman as of October 15, 1997. Francis L. Kirby became interim President and Chief
Executive Officer of Rodman as of October 23, 1997. No such appointment has been made at the Company to date.

	    In August and September 1997, it was announced that Jorge Lankenau Rocha, formerly the Chairman and Chief Executive Officer of Parent, Confia and Abaco and currently the Chairman of the Board of Directors of the Company, had been placed under house arrest in Mexico in connection with allegations of financial improprieties involving Confia and a Mexican offshore investment fund. The Company has been advised that Abaco is taking steps as majority stockholder to cause the removal of Mr. Lankenau as a director of the Company as well as the removal of the two remaining directors, Alexander C. Anderson and Ernesto Arechavala, and to appoint a new board of directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits - The following exhibits are included herein or are incorporated by reference.

27.1   Financial Data Schedule.


               (b)    Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.


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


                              RODMAN & RENSHAW CAPITAL GROUP, INC.
                                        (Registrant)


Date:  November 14, 1997   By:   /s/Thomas G. Pinou
                              ---------------------------------
                                  Thomas G. Pinou
                                  Chief Financial Officer

Date:  November 14, 1997   By:   /s/Francis L. Kirby
                              ---------------------------------
                                  Francis L. Kirby
                                  Executive Vice President






EXHIBIT INDEX


ITEM NO.		DESCRIPTION				SEQUENTIALLY NO. PAGE

27.1  			FINANCIAL DATA SCHEDULE